Form 10-K
period 2009-12-31
ART DIMENSIONS, INC.
filed 2010-03-31
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53853

Art Dimensions, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	80-0182193
(State or Other Jurisdiction	(IRS Employer File Number)
of Incorporation)

3636 S. Jason Street
Englewood, Colorado	80113
(Address of Principal Executive Offices)	(Zip Code)

(303) 781-7280
 (Registrant's telephone number, including area code)

     Securities to be Registered Pursuant to Section 12(b) of the Act: None

        Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: the registrant’s securities did not trade in a public venue as of the last business day of the registrant’s most recently completed second fiscal quarter. Based upon the registration statement of its common stock, the aggregate market value of the voting and non-voting common equity held by non-affiliates approximately $1,200.

FORM 10-K
Art Dimensions, Inc.

References in this document to “us," "we," or "Company" refer to Art Dimensions, Inc.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

General

We were incorporated in January 29, 2008. We were formerly a wholly-owned subsidiary of Art Design, Inc.(“ATDN”).  On August 21, 2009, the directors of ATDN approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to ATDN shareholders on a pro rata basis, with one share each of ART DIMENSIONS, Inc. to be issued for each ten shares issued and outstanding of common stock owned by such ATDN shareholders as of the Record Date.  Since ATDN’s business is related to the current activities of Art Dimensions, the ATDN directors decided it was in the best interest of ATDN and Art Dimensions and ATDN's shareholders to spin-off Art Dimensions to minimize any potential of conflict of interest by more clearly focusing each company on their own, individual business plans. Also, the management of Art Design, Inc. originally thought that the two companies would operate in a more closely-related manner. However, management of Art Design, Inc. now believes that the companies have two unique and distinct business plans and should not be directly tied together in order to maximize the potential success of both. ATDN’s business is primarily the sale of products with service and consulting as ancillary components. On the other hand, Art Dimensions business is to primarily service and consulting with the sale of products as an ancillary component. To the extent there may be an overlap of activities, a potential conflict of interest may exist. However, each company will utilize its best efforts to minimize any impact. Both companies plan to operate as separate, distinct entities and neither company foresees any substantial potential for conflicts after the spin-off.

The shares of Art Dimensions were spun off to the ATDN in December, 2009.

       We began operations as of our date of incorporation, January 29, 2008.

 On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due May 31, 2010. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

We issued have a total of 300,000 warrants to Spyglass , exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for Spyglass to loan us $250,000. The warrants are subject to registration rights.

Our principal executive offices are located at 3636 S. Jason Street, Englewood, Colorado 80110. Our telephone number is (303) 781-7820. We have no website.

Business

 We provide art consulting and marketing services and advises or represent individuals who are in the business of creating, producing or selling art.  Secondarily, and as an adjunct to our primary purpose, we also earn revenue from the sale of art and interior design products. To date, however, all of our revenue has come solely from the sale of products.  We anticipate that the sale of products will primarily be to our artist clients but may also incidentally be to the general public. Our business plan is provide both services and products to our clients. We provide art consulting, marketing services, and representation to artists, as well as to sell them or their clients interior design products.

We estimate that we must generate between $10,000 and $20,000 in gross profit in any fiscal year to be profitable.  These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations.  However, the operating costs and expected revenue generation are difficult to predict.  We expect to generate revenues in the next twelve months from operations using referrals from ATDN and unrelated individuals and entities that associate with or work with individuals in the business of creating, producing or selling art.

Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds.  Due to our limited operating history, raising additional funds may be difficult.  In June 2008, an organization named Spyglass agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. The loan matured on May 31, 2009, and we entered into a new loan.  This loan is evidenced by an unsecured promissory note which is due May 31, 2010. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note. If we are unable to raise funds to cover any operating deficit after May 31, 2010, our business may fail.

We plan to continue to increase our revenues with the addition of additional clients and projects. We have no definitive agreements in place at this time for the generation of revenues, however.

The consulting and marketing services we provide to artists includes, but are not limited to the following business activities such as: development of a business plan and/or marketing plan;  website analysis of the artist’s site; how an artist should present oneself and his/her art;  how to price art for sale/exhibition;  pricing art for sale; critical essay for an exhibition catalogue; write/rewrite of an artist statement; provide custom content for an artist or gallery website and provide seminars and lectures on business aspects of art.  The business representation services we provide to artists includes but not limited to: contract review and/or negotiation and mediation and dispute resolution.  The consulting and marketing services we provide to non-artists includes the following types of activities or tasks:  advice on whether to buy or sell a work of art; advice on how to develop a collection;  consulting on estate or inheritance issues; expert witness testimony;  assistance with fundraisers or charity events; seminars and lectures on art business issues;  critical essay for an exhibition or collection catalogue and estate planning for art.

We are growing our business in the following manner. We market our services in a number of different forums. We attend different gatherings where artists and non-artist congregate such as trade shows, auctions and exhibitions.  We also market our services via the internet and at events and activities sponsored by ATDN.  Other sales channels include print media focused on art or artists or art collectors.  We also market our services via direct sales campaigns to artists and non-artists alike.  We also believe that we must provide a high level of service for our clients. We believe that it is our responsibility to make certain that our products and services are satisfying for our clients.

Operations

Our plan is to concentrate our operations in the Denver, Colorado metropolitan area and online through a website, which we will eventually develop.

Marketing and Promotion

We generate revenues in the next twelve months from our operations using referrals from ATDN and unrelated individuals and entities that operate in the art consulting and artist representation business. We also market through direct contact with prospective clients.  We also use general solicitation of clients through various forms of media advertising, including, but not limited to, print media and the internet. We have no sales representatives who solicit potential clients. We have not yet fully developed our marketing program and do not know the specific cost of such a program, although we believe that it will be expensive.

Competition

 We have a limited operating history and, therefore, will have inherent difficulty competing in the art consulting, marketing and business representation business.  Our performance depends, in large part, on our ability to engage with successful artists to perform consulting and marketing services and advise or represent individuals whom are in the business of creating, producing or selling art.  The art consulting business is highly fractured with respect to price and services offered.  There are a handful of competitors that represent the very successful artists.  Many of these firms are well-established, including national, regional and local organizations possessing substantially greater financial, marketing, personnel and other resources than we do.  There can be no assurance that we will be able to respond to various competitive factors affecting the art industry and be able to attract and advise our clients accordingly.  There is very little competition for up and coming artists, but the demand for consulting, marketing and agent representation services is hard to gauge.  We believe that this market is underserved, but most artists are not used to treating their vocation as a business and may not believe they need our services.  If we are unable to develop an economical model to serve this market we will not be profitable.  We cannot guarantee that we will be able to successfully compete in the highly competitive high-end or poorly served low-end markets.  We cannot expect to be a significant factor in the collectibles field in the foreseeable future.

Effect of Governmental Regulations: Compliance with Environmental Laws

We do not believe that we are subject to any material government or industry regulation.

Property

We currently use the offices of ATDN. We plan to occupy separate office facilities and obtain office furniture and equipment after the spin-off. We own no real estate nor have plans to acquire any real estate.
Raw Materials

The use of raw materials is not a material factor in our operations at the present time. We do not expect raw materials to be a material factor in the future.

Backlog

At December 31, 2009, we had no backlogs.

Employees

We have two part-time employees.  As we expand, we intend to hire employees.  However, we have no present plans to do so. We may hire part-time help as needed from time-to-time for specific projects. We do not pay salaries to our two officers. However, we reimburse them for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve the payment of salaries for our management, but currently, no such plans have been approved. We do not currently pay for vacation, holidays or provide major medical coverage. None of our officers or directors is a party to any employment agreement. However, we may adopt such plans in the future.

Proprietary Information

We do not currently have any patent or trademark protection. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

Government Regulation

We are not subject to any material government or industry regulation.

Research and Development

We have never spent any amount in research and development activities.

Environmental Compliance

Since we only act in the capacity of an intermediary, we do not expect environmental laws to have any material impact on us.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 3636 S. Jason Street, Englewood, Colorado 80113. Our phone number at our headquarters is (303) 781-7280.

Item 1A. RISK FACTORS.

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

We were recently formed as a Colorado business entity, have a limited operating history, and have never been profitable.  Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. We are inherently a risky investment. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  As a result, we may never become profitable, and could go out of business.

We were formed as a Colorado business entity in January 2008.  At the present time, we have a limited operating history and have never been profitable. There can be no guarantee that we will ever be profitable.  From our inception on January 29, 2008 through December 31, 2009, we generated $207,543           in revenue.  We had a net loss of $12,500 for this period.  Our revenues depend upon the number of clients we can develop and service.  Our limited operating history makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, our past results may not be indicative of future results.  Although this is true for any business, it is particularly true for us because of our limited operating history.  Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  Because we are a company with a limited history, the operations in which we engage in, the art consulting, marketing and agent business, is an extremely risky business. We have no historical frame of reference to determine whether this proposed business model will be successful. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception during our limited operating history, our accountants have expressed substantial doubts about our ability to continue as a going concern.

 For the period ended December 31, 2009, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our loss from operations and the requirement of significant future expenditures in connection with marketing efforts and general and administrative expenses.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate clients who will purchase our services; and

•	our ability to generate revenues.

 Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues.  We expect between $10,000 and  $20,000 in operating costs over the next twelve months.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs.  Failure to generate sufficient revenues will cause us to go out of business.

We have a business plan which is expensive and may not generate increases in our revenues.

We intend to grow our business and have a business plan.  In connection with this plan, we anticipate that we will incur expenses associated with our growth and expansion.  Our funds may not be adequate to offset all of the expenses we incur in expanding our business.  We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving revenues, despite our attempts to grow our business.  If our growth strategies do not result in significant revenues, we may have to abandon our plans for further growth or may even cease our operations.

Because we are small and do not have much capital, we must limit our operations to the Denver, Colorado metropolitan area. A company in our industry with limited operations has a smaller opportunity to be successful.  If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit our operations.  We must limit our operations to the Denver, Colorado metropolitan area as the only geographical area in which we operate.  Because we may have to limit our operations, we may not generate sufficient sales to make a profit.  If we do not make a profit, we may have to suspend or cease operations.

Because our current officers and directors are involved with other businesses in the same industry, the manner in which we operate may create the possibility of a conflict of interest.

Both Mrs. Gregarek and Mrs. Sheehan are also involved with other businesses in the same industry. Both are officers and directors of Art Design, Inc. Additionally, Mr. and Mrs. Sheehan own the Accessory Warehouse, Inc. Mrs. Gregarek is an independent contractor for interior design work. These other arrangements could create conflict of interest with respect to our operations. We cannot guarantee that any potential conflicts can be avoided.

We are a company with limited operating history which intends to grow its operations to become profitable as soon as possible. As a result, we must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

We have two part-time employees, Mrs. Gregarek, our President and Kathy Sheehan, our Secretary-Treasurer.  If we experience rapid growth of our operations, we could see a backlog of client orders.  We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure.  However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable personnel to aid our growth.  In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

Because we are a company with limited operating history and revenues and only minimally capitalized, we have a lack of liquidity and will need additional financing in the future. Our future success depends, in large part, on the continued financing of Spyglass.  The loss of this financing would have a material adverse effect on our business. Additional financing may not be available when needed, which could delay our development or indefinitely postpone it.  Our investors could lose some or all of their investment.

We are only minimally capitalized.  Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our operations.  We will adjust our expenses as necessary to prevent cash flow or liquidity problems.  However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations.  We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. Spyglass is currently our only source of financing. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note. We have no indication that Spyglass would refuse to lend us funds if we should ask. Spyglass is owned, in part by Mrs. Gregarek’s husband. It would be very difficult to find a financing source to replace Spyglass.   The loss of the Spyglass financing would have a material adverse effect on our business. At the present time, we have no definitive plans for financing in place, other than the funds which we have already obtained.  In the event that we need additional capital, we will need to identify alternate sources of capital for working capital purposes.  To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Because we are a company with limited operating history, we have no experience as a public company. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have never operated as a public company.  We have no experience in complying with the various rules and regulations which are required of a public company.  As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company.  However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.  Our inability to operate as a public company could be the basis of your losing your entire investment in us.

Our ability to grow our business depends on relationships with others. We have only a few  established relationships at this time.  We may never develop sufficient relationships to grow a successful business. Further, if we were to lose those relationships, we could lose our ability to sell services. If we lose enough clients, we could go out of business.

Eventually, all of our revenue and gross profit are expected to come from consulting, marketing and representing artists in their business dealings.  However, in the interim, we will also sell products. To date, however, all of our revenue has come solely from the sale of products. Nevertheless, our business plan is clearly focused to develop revenue and gross profit primarily from consulting, marketing and representing artists in their business dealings. While our relationships will change from time to time, we must rely upon our clients for our success.  Our performance depends, in large part, on our ability to engage with successful artists to perform consulting and marketing services and advise or represent individuals whom are in the business of creating, producing or selling art.  Artists are skilled in their vocation, but often lack the general business knowledge and expertise to obtain and secure contracts.  Most artists do not understand what they do not know and therefore how to avoid them or what value an organization like ours provides.   This means that there can be no assurance that we will be able to secure clients at fees they can afford or are willing to pay.  If we can identify and establish relationships with a select group of clients that see value in and can afford the services we provide we will be able to establish a reputation and develop and grow our niche market. At the present time, we do not have a significant number of  clients and cannot guarantee we will ever develop sufficient numbers of clients to be profitable. We plan to use the efforts of our management to develop our clients. If we do develop such clients, we risk that a given client will switch to utilizing similar services from another provider or decide to perform the tasks on his or her own. Our ability to generate revenue from the sale consulting, marketing and agent representation services would diminish.  If we lose enough clients, we could go out of business.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively. The art consulting industry is highly fractured competitive.  If we are not well received or successful, we may never achieve profitability.

The art consulting business is highly fractured with respect to price and services offered.  There are a handful of competitors that represent the very successful artists.  Many of these firms are well-established, including national, regional and local organizations possessing substantially greater financial, marketing, personnel and other resources than we do.  There can be no assurance that we will be able to respond to various competitive factors affecting the art industry and be able to attract and advise our clients accordingly.  There is very little competition for up and coming artists, but the demand for consulting, marketing and agent representation services is hard to gauge.  We believe that this market is underserved, but most artists are not familiar with treating their vocation as a business and may not believe they need our services.  If we are unable to develop an economical model to serve this market we will not be profitable.  We cannot guarantee that we will be able to successfully compete in the highly competitive high-end or poorly served low-end markets.

We believe that the key to our success will be successful marketing of our service and product offering. As a result, we may need to substantially invest in marketing efforts in order to grow our business, which will be expensive.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model and our services.  We have only recently begun to present our service and product offering to our potential market as we have identified it in our business plan.  We plan to rely primarily on word of mouth from contacts we develop personally through our efforts to promote and market ourselves. We plan to use the efforts of our management to develop these contacts.  In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among potential clients, which would be expensive.  To date, marketing and advertising expenses have been negligible.  We have not yet fully developed our marketing program and do not know the specific cost of such a program, although we believe that it will be expensive. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective.  If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability.

We have no agreement with any broker or dealer to act as a market maker for our securities.  The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.

We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

We are an art consulting, marketing and intermediary organization.  Our business is not diversified, which could result in significant fluctuations in our operating results. A downturn in that sector may reduce our stock price, even if our business is successful.

We are an art consulting, marketing and intermediary organization, and, accordingly, dependent upon trends in that business sector.  Downturns in that sector could adversely effect on our business.  A downturn in that sector may reduce our stock price, even if our business is successful.

The share  control position of Rebecca Gregarek, David Gregarek, Kathy and Todd Sheehan will limit the ability of other shareholders to influence corporate actions.

After distribution of our shares to the Art Design shareholders, our largest shareholders, Rebecca Gregarek, David Gregarek,  Kathy Sheehan and Todd Sheehan will own and control 1,140,000 shares, after giving effect to the Spyglass warrants and thereby control approximately 82.5% of our outstanding shares.  Because these individuals will beneficially control almost 83% of the outstanding shares they will have a significant role in controlling the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President and Secretary-Treasurer.

We depend almost entirely on the efforts and continued employment of Mrs. Gregarek, our President and Kathy Sheehan, our Secretary-Treasurer.  Mrs. Gregarek is our primary executive officer, and we will depend on her for nearly all aspects of our operations. Mrs. Sheehan is our primary financial officer, and we will depend on her for nearly all aspects of our financial compliance. We do not have an employment contract with either Mrs. Gregarek or Mrs. Sheehan, and we do not carry key person insurance on either’s life.  The loss of the services of Mrs. Gregarek or Mrs. Sheehan through incapacity or otherwise, would have a material adverse effect on our business.  It would be very difficult to find and retain qualified personnel such as Mrs. Gregarek or Mrs. Sheehan.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock. The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not able to sell your shares when you want to do so, if at all.

Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established clients or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock. As a result of any or all of these factors, you may not able to sell your shares when you want to do so, if at all.

We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval.  We are only planning to issue 1,082,060 shares in this registration statement. As a result, issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if a public trading market develops.

We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval.  Although no financing is planned currently, we may need to raise additional capital to fund operating losses.  If we raise funds by issuing equity securities, our existing stockholders who receive shares in the spin-off may experience substantial dilution.  In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock.  An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our board of directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Colorado law and our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors.  Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances.  The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Because we are a company with limited operating history, we do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently use the offices of Art Design, Inc. We plan to occupy separate office facilities and obtain office furniture and equipment. We own no real estate nor have plans to acquire any real estate. We currently carry no inventory and have no other property.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of January 1 2010, we had a total of 1,082,060 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

Market Information

No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

Dividend Policy

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the client and of the rights and remedies available to the client with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the client:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the client's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Stock Transfer Agent

The stock transfer agent for our securities is Corporate Stock Transfer of Denver, Colorado.  Their address is 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209. Their phone number is (303)282-4800.

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Results of Operations

We operate an art consulting, marketing in addition to advising artists in their business dealings. Secondarily, and as an adjunct to our primary purpose, we also earn revenue from the sale of art and interior design products. We anticipate that the sale of products will primarily be to our artist clients but may also incidentally be to the general public. We earn revenue from the sale of art products and consulting services, but do not separate sales into different operating segments. To date, however, all of our revenue has come solely from the sale of products

 From our inception on January 29, 2008 through December 31, 2009, all of our revenue was generated from selling products to one client in 2008 and two clients in 2009. Because our primary business model is in the art consulting and marketing service business and in representing individuals whom are in the business of creating, producing or selling art, we do not consider this relationship with this client in 2008 to be material to our future success. We may develop additional product sales with this client but have no definitive plans at the present time.

 For the fiscal year ended December 31, 2009, we generated $119,682 in revenue, compared to $87,861 from inception (January 29, 2008) through December 31, 2008.

For the fiscal year ended December 31, 2009, we had cost of goods sold of $119,373, compared to $84,942 from inception (January 29, 2008) through December 31, 2008. This left us with a gross profit of $309 for the fiscal year ended December 31, 2009, compared to $2,919 from inception (January 29, 2008) through December 31, 2008.

Our operating expenses included general and administrative expenses of $6,220 for the fiscal year ended December 31, 2009, compared to $9,508 from inception (January 29, 2008) through December 31, 2008.

We had a net loss of $5,911 for the fiscal year ended December 31, 2009, compared to $6,589 from inception (January 29, 2008) through December 31, 2008.

 Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We believe that we will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. We expect approximately to range between $10,000 and $20,000 in operating costs through December 31, 2010. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

     As of December 31, 2009, we had cash or cash equivalents of $1,365. As of December 31, 2008, we had cash or cash equivalents of $2,127.

  Net cash used for operating activities was $762 for the fiscal year ended December 31, 2009. This compares to net cash provided by operating activities of $2,127 from inception (January 29, 2008) through December 31, 2008.

     Cash flows provided by or used for investing activities were $-0- for all relevant periods.

     Cash flows provided by or used for financing activities were $-0- for all relevant periods.

     Over the next twelve months we do not expect any material capital costs to develop operations. We do not plan to purchase real estate or large capital items

 On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due May 31, 2010. This promissory note is under the same terms and conditions and same amount as the prior promissory note with Spyglass.It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

     We believe that we have sufficient capital in the short term for our current level of operations. Further, we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. We also have the potential of additional capital from Spyglass. While additional resources would be needed to expand into additional locations, which we have no plans to do at this time.

We do not know how long we will be required to rely upon our loan from Spyglass. We plan to repay any loan amounts from our operations. It should be noted that we have not had to draw down on this loan from Spyglass to date.  If we are unable to develop sufficient revenues or raise funds to cover any operating deficit after May 31, 2010, our business may fail. We do not anticipate needing to raise additional capital resources in the next twelve months, other than our loan from Spyglass. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note. We have no indication that Spyglass would refuse to lend us funds if we should ask. However, if such funds were unavailable when needed, we would have a choice to substitute lenders, use operations for our funds, or go out of business.

 We believe that the combination of revenues and funds which Spyglass can provide to offset any revenue shortfall will sustain us at least through May 31, 2010. Based upon our past history of operations, we estimate that we must generate between $10,000 and $20,000 in gross profit to be profitable.  We do not know when we will be able to generate this level of gross profit. Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy, particularly the economy in Denver, Colorado. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our business and our ability to generate revenues.

    In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our products and services and, consequently, our sales. If we succeed in developing clients for our products and services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following policies below as critical to our business and results of operations.

Revenue is recognized on an accrual basis as earned under contract terms, the product or service price to the client is fixed or determinable, and collectibility is reasonably assured. More specifically, revenue is recognized when ordered products are shipped, and any corresponding consulting and design services have been rendered. Services performed under contract, which may vary in length, are recognized on an ongoing basis over the life of the contract as services are performed. Our consulting service contracts generally allow either party to terminate the contract upon reasonable notice.

General and administrative costs include those costs allocated to the ongoing expenditures of running our business including in general such items as office overhead, professional fees and management compensation.

 For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended September 30, 2008, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

We have had revenue during the period ended September 30, 2009.  Anticipated future operating revenue will come from art consulting, marketing and agent representation services provided to individuals whom are in the business of selling art.  Such revenues will be recorded as the art services are performed.

Secondarily, and as an adjunct to our primary purpose, we  also earn revenue from the sale of art and interior design products. We anticipate that the sale of products will primarily be to our artist clients but may also incidentally be to the general public.

Trends

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from our operations.  Our management has not made any commitments, which will require any material financial resources.

Plan of Operation

Our plan for the next twelve months is to operate at a profit or at break even, although we have a history of losses. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable are not directly dependent on the success of our public offering. We believe that we can achieve profitability as we are presently organized with sufficient business.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

       Currently, we have sufficient capital to implement our business operations or to sustain them for the next twelve months. If we can become profitable, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate. However, if we cannot operate our business in a profitable manner, we may seek other opportunities, including, but not limited to, one or more acquisitions.

Proposed Milestones to Implement Business Operations

At the present time, we are operating from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe, based upon our operating history from 2007,  that we must generate a gross profit on our revenue of approximately $50,000 per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

No commitments to provide additional funds have been made by management or current shareholders. There is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to continue to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients. In the next 12 months, we do not intend to spend any funds on research and development and do not intend to purchase any large equipment.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ART DIMENSIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2009 and 2008

ART DIMENSIONS, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	21

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	22
Consolidated statements of operations	23
Consolidated statements of stockholders’ equity	24
Consolidated statements of cash flows	25
Notes to consolidated financial statements	27

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Design, Inc.
Englewood, Colorado

I have audited the accompanying balance sheets of Art Design, Inc. as of December 31, 2008 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the  financial position of Art Design, Inc. as of December 31, 2008 and 2009, and the  results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 27, 2010	RONALD R. CHADWICK, P.C.

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2008	Dec. 31, 2009
ASSETS

Current assets
Cash	$2,127	$1,365
Total current assets	2,127	1,365

Total Assets	$2,127	$1,365

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$3,309	$-
Total current liabilities	3,309	-

Total Liabilities	3,309	-

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
2,000,000 (2008) and 1,082,060 (2009)	2,000	2,000
shares issued and outstanding
Additional paid in capital	3,407	11,865
Deficit accumulated during the dev. stage	(6,589)	(12,500)

Total Stockholders' Equity	(1,182)	1,365

Total Liabilities and Stockholders' Equity	$2,127	$1,365

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Period From		Period From
	Jan. 29, 2008		Jan. 29, 2008
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Sales - net of returns	$87,861	$119,682	$207,543
Cost of goods sold - related party	84,942	119,373	204,315

Gross profit	2,919	309	3,228

Operating expenses:
Compensatory equity issuances	5,407		5,407
General and administrative	4,101	6,220	10,321
	9,508	6,220	15,728

Gain (loss) from operations	(6,589)	(5,911)	(12,500)

Other income (expense):
	-	-	-

Income (loss) before
provision for income taxes	(6,589)	(5,911)	(12,500)

Provision for income tax	-	-	-

Net income (loss)	$(6,589)	$(5,911)	$(12,500)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,000,000	1,961,753

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	No Par Value	Capital	Stage	Equity

Balances at Jan. 29, 2008 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuance -
January 29, 2009 shares issued for
formation services at service value	2,000,000	2,000			2,000

Compensatory warrant issuances -
January 29, 2009 shares issued for
consulting services at service value			3,407		3,407

Net income (loss) for the period				(6,589)	(6,589)

Balances at Dec. 31, 2008	2,000,000	$2,000	$3,407	$(6,589)	$(1,182)

Redemption and redistribution of shares
from spin off from parent	(917,940)				-

Debt relief from spin off			8,458		8,458

Net income (loss) for the year				(5,911)	(5,911)

Balances at Dec. 31, 2009	1,082,060	$2,000	$11,865	$(12,500)	$1,365

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Period From		Period From
	Jan. 29, 2008		Jan. 29, 2008
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009
Cash Flows From Operating Activities:
Net income (loss)	$(6,589)	$(5,911)	$(12,500)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	3,309	5,149	8,458
Compensatory stock issuances	2,000	-	2,000
Compensatory warrant issuances	3,407	-	3,407
Net cash provided by (used for)
operating activities	2,127	(762)	1,365

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Period From		Period From
	Jan. 29, 2008		Jan. 29, 2008
	(Inception)		(Inception)
	Through	Year Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Cash Flows From Financing Activities:
	-	-	-
Net cash provided by (used for)
financing activities	-	-	-

Net Increase (Decrease) In Cash	2,127	(762)	1,365

Cash At The Beginning Of The Period	-	2,127	-

Cash At The End Of The Period	$2,127	$1,365	$1,365

Schedule Of Non-Cash Investing And Financing Activities

In 2008 the Company issued 2,000,000 common shares to its parent corporation for formation stage consulting services valued at $2,000, and issued 350,000 common stock purchase warrants for consulting services valued at $3,407.
In 2009 the Company recorded a debt relief capital contribution of $8,458 from its former parent corporation.

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Dimensions, Inc. (the “Company”), was incorporated in the State of Colorado on January 29, 2008. The Company is was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art. While the Company intends to provide consulting and marketing services in the future, the Company’s business to date has consisted solely of selling pieces of art.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The Company’s weighted average shares of 2,000,000 and 1,961,753 as reported on the Statements of Operations for the period from January 29, 2008 (inception) through December 31, 2008 and for the year do not include 350,000 common shares issuable under warrants outstanding as inclusion of those shares would be anti-dilutive.

Inventories

Inventories, consisting of finished art pieces and art design work in process, are stated at the lower of cost or market (first-in, first-out method). Costs capitalized to inventory include the purchase price of materials, transportation costs, labor and design costs, and any other expenditures incurred in bringing art pieces to the point of sale and putting them in saleable condition. Costs of good sold include inventory costs for those items sold during the period.

General and administrative costs

General and administrative costs include those costs allocated to the ongoing expenditures of running the Company’s business including in general such items as office overhead, professional fees and management compensation.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms, the product or service price to the client is fixed or determinable, and collectibility is reasonably assured. More specifically, revenue is recognized when ordered products are shipped, and any corresponding consulting and design services have been rendered. Services performed under contract, which may vary in length, are recognized on an ongoing basis over the life of the contract as services are performed. Billings are presented to clients for time spent as opposed to being fixed price, with billing rates and product prices agreed upon in advance of work performance or product shipment. Any partial up-front payments received under contract are recorded as a deposit liability until such time as services required under the contract are performed. The Company’s consulting service contracts generally allow either party to terminate the contract upon reasonable notice.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Accounting year

The Company employs a fiscal accounting year ending December 31.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of art products and consulting services, but does not separate sales into different operating segments. All sales are domestic and to external customers. All Company sales for the period from January 29, 2008 through December 31, 2008 and for the year 2009 of $87,861 and $119,682 were to one customer in 2008 and two customers in 2009.

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2008 and 2009 the Company had approximately $3,200 and $6,000 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset of approximately $630 and $1,900 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008 and 2009 was approximately $630 and $1,270.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3. NOTE AGREEMENT

The Company has entered into a note agreement with an outside party under which it may borrow up to $250,000 at 15% per annum to fund Company operations. The stated due date on any funds borrowed under the agreement is May 31, 2009, which may be extended until May 31, 2010 upon payment of a 1.5% fee. The note agreement calls for quarterly interest payments, with a rate of 24% per annum accrued on late amounts. At December 31, 2008 and 2009 no amounts had been borrowed by the Company under this agreement, nor is the lending party under any binding obligation to lend to the Company.

NOTE 4. STOCK COMPENSATION

In January 2008 the Company issued its parent corporation 2,000,000 common shares valued at $2,000 for formation stage consulting services.

Stock options and warrants

At December 31, 2008 and 2009 the Company had stock options and warrants outstanding as described below.

Non-employee stock options and warrants

The Company accounts for non-employee stock options and warrants under ASC 718, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

The Company had no outstanding options or warrants at January 29, 2008. During the period from January 29, 2008 (inception) through December 31, 2008 the Company issued 350,000 common stock purchase warrants for $3,407 in services, allowing the holder to purchase one share of common stock per warrant at an exercise price of $.001, exercisable through May 13, 2013. The fair value of these warrant grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.52, dividend yield of 0%, expected life of 5 years, volatility of 142%. Volatility was calculated using the historical, annualized standard deviation method employing stock prices of a limited activity public entity. As there was and is currently no trading market for the Company’s stock, it was impractical for the Company to calculate volatility using its own share price, therefore the Company used the stock price of a publicly traded company with limited activity to approximate anticipated volatility of its own shares. The trading prices of a limited activity public company was chosen to best estimate the Company’s own stock price volatility as the Company currently conducts only limited operations and there can be no guarantee of

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4. STOCK COMPENSATION (Continued):

expanded operations in the future. No warrants were exercised, expired or were cancelled during the period nor during the year ended December 31, 2009, leaving a December 31, 2008 and 2009 balance of 350,000 non-employee stock warrants outstanding.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at December 31, 2008 and September 30, 2009.

NOTE 5. SPIN OFF TRANSACTION

Effective in December 2009 the Company was spun off from its parent corporation Art Design, Inc. (the “Parent”). The Parent returned to the Company the 2,000,000 common shares in the Company held by the Parent, and the Company then distributed to each Art Design, Inc. shareholder one common share of Art Dimensions, Inc. for each ten shares of Art Design, Inc. held by the shareholder. This resulted in a distribution of 1,082,060 Art Dimensions, Inc. common shares, after which Art Dimensions, Inc. was no longer a subsidiary of Art Design, Inc. The net change in the outstanding common shares of Art Dimensions, Inc. after the return and redistribution of shares was a decrease of 917,940 common shares. The Company recorded paid in capital from debt relief of $8,458 from amounts due to the Parent which the Parent forgave upon spin off.

NOTE 6.  GOING CONCERN

The Company has suffered a loss from operations and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through marketing efforts to generate revenues from sales of its art consulting and marketing services. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR).

Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of December 31, 2009, we did maintain effective control over the financial reporting process.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

       Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following tables set forth information regarding the Company’s current executive officers and directors as of December 31, 2009:

Name:	Age	Position:

Rebecca Gregarek	52	President and Director

Kathy Sheehan	44	Secretary-Treasurer and Director

Rebecca Gregarek was appointed the President and a Director of our Company on January 29, 2008.  She has been involved in the interior design business in various capacities since 1975. She has been a Director of ATDN since May, 2007.  From 2005 to the present, she has also been an Interior Design Consultant with By Design Group, Englewood, Colorado. From 2001-2005, she was associated with Home Builders Flooring, LLC- HBF Designs, Denver, Colorado.  This group worked at the Shea Design Center in Highlands Ranch, Colorado to develop custom window Coverings and after-market sales for new home buyers.  She oversaw a sales team in training and developing marketing and advertising strategies.  Her group won the JD Powers Award for client satisfaction for 2001, 2002 and 2003.  Ms. Gregarek does not hold an academic degree but attended Arapahoe Community College, with courses in Interior Design.  She is a Certified Window Fashion Designer and a member of American Society of Interior Designers.  She will devote approximately 20 hours per month to carry out her responsibilities for us and approximately 10 hours per month to carry out her duties as a member of the ATDN Board of Directors.

Kathy Sheehan has been the Secretary-Treasurer, Chief Financial Officer and a Director of our company since inception January 29, 2008. She has been the President Chief Executive Officer, Treasurer, Chief Financial Officer and a Director of ATDN. since inception in January, 2002. She has also been the Chief Financial Officer, director and principal owner of Accessory Warehouse, Inc., a private company in the wholesale art framing manufacturing and home furnishing warehouse business, located in Denver, Colorado, from 1992 to the present. She attended Front Range Community College from 1980 to 1983. She has completed the Dale Carnegie Leadership Course. She will devote a minimum of 10 hours per month to our operations and approximately 40 hours per month to carry out her duties as an officer and director of ATDN.

Neither can be considered to be an independent director. We do not presently have the resources to hire one or more independent directors but plan to do so as soon as we are able.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

 No compensation has been paid and no stock options granted to any officer or director in the last three fiscal years.

Employment Agreements

We have no written employment agreements with our executive officer.

Equity Incentive Plan

We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Indemnification and Limitation on Liability of Directors

Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Colorado law. Specifically, our directors will not be personally liable to our company or any of its shareholders for monetary damages for breach of fiduciary duty as directors, except liability for (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We have nothing to report in this regard.

Director and Executive Compensation

No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

Code of Ethics

Our board of directors has not adopted a code of ethics but we plan to do so.

Item 11. EXECUTIVE COMPENSATION.

No compensation has been paid and no stock options granted to any of our officers or directors since our incorporation in January, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2009, information regarding the ownership of our common stock by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

We had 1,082.060 shares issued and outstanding as of December 31, 2009. The following table reflects our stock ownership as of that date.

Name and Address of Beneficial Owner	No. of Common Shares	Percentage of Ownership

Todd and Kathy Sheehan (1)	515,000	37.3%
3636 S. Jason Street
Englewood, CO 80110

Rebecca Gregarek (2)	625,000	45.2%
3636 S. Jason Street
Englewood, CO 80110

All Officers and Directors as a Group	1,140,000	82.5%
(two persons) (3)
___________________

(1) Kathy and Todd Sheehan are husband and wife. Kathy Sheehan owns 255,000 shares of record.  Todd Sheehan owns 245,000 shares of record The minor children of Mr. and Mrs. Sheehan own a total of 15,000 shares of record.

 (2)Rebecca Gregarek owns 320,000 shares of record. Her husband, David, owns 10,000 shares of record. Her minor child owns 5,000 shares of record.  Her adult child owns 5,000 shares of record, for which she disclaims beneficial ownership. Her husband, David, is a part owner of Spyglass, which has loaned funds to us and which has a warrant to purchase 300,000 shares of our common stock, which is included in this table.

(3) Shares held by all officers and directors as a group are also being beneficially held by other individuals.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. The husband of Mrs. Gregarek, our President, David Gregarek, is an owner of Spyglass. The loan matured on May 31, 2009, and we entered into a new loan. This loan is evidenced by an unsecured promissory note which is due May 31, 2010.  The transaction was reviewed and approved by our director, Mrs. Sheehan, who has no interest in Spyglass. At December 31, 2009 no amounts had been borrowed by us under this agreement, nor is the lending party under any binding obligation to lend to us.

We issued have a total of 300,000 warrants to Spyglass, exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for Spyglass to loan us $250,000.  The warrants are subject to registration rights. The husband of Mrs. Gregarek, our President, David Gregarek, is an owner of Spyglass. We have not received anything else of value from Mr. Gregarek, directly or indirectly, and have no plans to receive anything else.

Rebecca Gregarek, our President, and , David Gregarek, her spouse, and an owner of Spyglass will own approximately 45.2% of our issued and outstanding shares of common stock, after giving effect to the exercise of the 300,000 warrants held by Spyglass. Todd Sheehan and Kathy Sheehan, owns and controls 515,000 shares of stock thereby controlling approximately 37.3% of our issued and outstanding shares of common stock. As a group, these individuals own approximately 82.5% of our issued and outstanding shares of common stock.

We use the offices of ATDN. No expense provision for this use has been provided since it has been determined that it is immaterial.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $6,000 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $7,950 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated June 1, 2008 for Spyglass Investment Partnership
4.2*	Warrant dated June 1, 2008 for David Wagner & Associates, P.C.
5.1	Opinion re: Legality
10.1*	Promissory note dated June 1, 2008 with Spyglass Investment Partnership
10.2*	Promissory note dated June 1, 2009 with Spyglass Investment Partnership
31.1	Certification of CEO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
31.2	Certification of CFO pursuant to Sec. 302
32.2	Certification of CEO pursuant to Sec. 906

* Previously filed

(b)	Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fourth fiscal year ended December 31. 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010		Art Dimensions, Inc.
	By:	/s/ Rebecca Gregarek
Rebecca Gregarek President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	By:	/s/ Kathy Sheehan
Kathy Sheehan
Director, Treasurer, Principal Accounting Officer, and Chief Financial Officer

Date: March 31, 2010	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Director