Form 10-Q
period 2010-03-31
ART DIMENSIONS, INC.
filed 2010-05-11
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2010

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010, was 1,082,060.

FORM 10-Q

Art Dimensions, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DIMENSIONS, INC..
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2010

ART DIMENSIONS, INC.
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2009	Mar. 31, 2010 (Unaudited)
ASSETS

Current assets
Cash	$1,365	$695
Total current assets	1,365	695

Total Assets	$1,365	$695

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$-	$6,000
Total current liabilities	-	6,000

Total Liabilities	-	6,000

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
2,000,000 (2008) and 1,082,060 (2009)	2,000	2,000
shares issued and outstanding
Additional paid in capital	11,865	11,865
Deficit accumulated during the dev. stage	(12,500)	(19,170)

Total Stockholders' Equity	1,365	(5,305)

Total Liabilities and Stockholders' Equity	$1,365	$695

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended Mar. 31, 2009	Three Months Ended Mar. 31, 2010	Period From Jan. 29, 2008 (Inception) Through Mar. 31, 2010

Sales - net of returns	$-	$28,473	$236,016
Cost of goods sold - related party	-	27,373	231,688

Gross profit	-	1,100	4,328

Operating expenses:
Compensatory equity issuances	-		5,407
General and administrative	3,407	7,770	18,091
	3,407	7,770	23,498

Gain (loss) from operations	(3,407)	(6,670)	(19,170)

Other income (expense):
	-	-	-

Income (loss) before
provision for income taxes	(3,407)	(6,670)	(19,170)

Provision for income tax	-	-	-

Net income (loss)	$(3,407)	$(6,670)	$(19,170)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	2,000,000	1,961,753

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended Mar. 31, 2009	Three Months Ended Mar. 31, 2010	Period From Jan. 29, 2008 (Inception) Through Mar. 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(3,407)	$(6,670)	$(19,170)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Related party payables	2,000	6,000	14,458
Compensatory stock issuances		-	2,000
Compensatory warrant issuances		-	3,407
Net cash provided by (used for)
operating activities	(1,407)	(670)	695

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Three Months Ended Mar. 31, 2009	Three Months EndedMar. 31, 2010	Period From Jan. 29, 2008 (Inception) Through Mar. 31, 2010

Cash Flows From Financing Activities:
	-	-	-
Net cash provided by (used for)
financing activities	-	-	-

Net Increase (Decrease) In Cash	(1,407)	(670)	695

Cash At The Beginning Of The Period	2,127	1,365	-

Cash At The End Of The Period	$720	$695	$695

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
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Dimensions, Inc. (the “Company”), was incorporated in the State of Colorado on January 29, 2008. The Company is a wholly owned subsidiary of Art Design, Inc., and was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art. While the Company intends to provide consulting and marketing services in the future, the Company’s business to date has consisted solely of selling pieces of art.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life, which is five years for vehicles, computers and other items.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Art Design, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

We were incorporated in January 29, 2008. We were formerly a wholly-owned subsidiary of Art Design, Inc.(“ATDN”).  On August 21, 2009, the directors of ATDN approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to ATDN shareholders on a pro rata basis, with one share each of our company to be issued for each ten shares issued and outstanding of common stock owned by such ATDN shareholders as of the Record Date.  The shares of Art Dimensions were spun off to the shareholders of ATDN in December, 2009.

Our business is to primarily service and consulting with the sale of products as an ancillary component. We began operations as of our date of incorporation, January 29, 2008.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending March 31, 2010 and March 31, 2009.

Comparing our operations, we had $28,473 in sales-net of returns for the three months ended March 31, 2010. This compares with $-0- in sales-net of returns for the three months ended March 31, 2009.

Our costs of goods for the three months ended March 31, 2010 was $27,373. Our costs of goods for the three months ended March 31, 2009 was $-0- . Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended March 31, 2010 was $1,100. This compares with gross profit for the three months ended March 31, 2009 of $-0-.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended March 31, 2010 was $7,770. This compares to operating expenses for the three months ended March 31, 2009 of $3,407. The major component of operating expenses was general and administrative expenses.

We believe that operating expenses in current operations should remain fairly constant as product sales and consulting services improve. Each additional sale or service and correspondingly the gross profit of such sale or service have minimal offsetting operating expenses. Thus, additional sales could become profit at a higher return on sales rate as a result of not needing to expand operating expenses at the same pace.

We had a net loss of $6,670 for the three months ended March 31, 2010. This compares with a net loss of $3,407 for the three months ended March 31, 2009.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash or cash equivalents of $695, compared to $720 as of March 31, 2009.

Net cash used for operating activities was $670 for the period ended March 31, 2010, compared to cash used for operating activities of $1,407 for the period ended March 31, 2009. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used or provided by investing activities were $-0-for both periods.

Cash flows used or provided by financing activities were $-0-for both periods.

Over the next twelve months we do not expect any material capital costs to develop operations. We do not plan to purchase real estate or large capital item.

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due May 31, 2010. This promissory note is under the same terms and conditions and same amount as the prior promissory note with Spyglass. It should be noted that Spyglass isunder no obligation to lend us funds under the term of the note.

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

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

We have identified the following policies below as critical to our business and results of operations.

Revenue is recognized on an accrual basis as earned under contract terms, the product or service price to the client is fixed or determinable, and collectability is reasonably assured. More specifically, revenue is recognized when ordered products are shipped, and any corresponding consulting and design services have been rendered.

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

We have had revenue during the period ended March 31, 2010.  Anticipated future operating revenue will come from art consulting, marketing and agent representation services provided to individuals whom are in the business of selling art.  Such revenues will be recorded as the art services are performed.

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

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe, based upon our operating history that we must generate a gross profit on our revenue of approximately $50,000 per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal three months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

We were formed as a Colorado business entity in January 2008.  At the present time, we have a limited operating history and have never been profitable. There can be no guarantee that we will ever be profitable.  From our inception on January 29, 2008 through March 31, 2009, we generated $236,016 in revenue.  We had a net loss of $19,170 for this period.  Our revenues depend upon the number of clients we can develop and service.  Our limited operating history makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, our past results may not be indicative of future results.  Although this is true for any business, it is particularly true for us because of our limited operating history.  Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  Because we are a company with a limited history, the operations in which we engage in, the art consulting, marketing and agent business, is an extremely risky business. We have no historical frame of reference to determine whether this proposed business model will be successful. We may never become profitable, and, as a result, we could go out of business.

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

After distribution of our shares to the Art Design shareholders, our largest shareholders, Rebecca Gregarek, David Gregarek,  Kathy Sheehan and Todd Sheehan own and control 1,140,000 shares, after giving effect to the Spyglass warrants and thereby control approximately 82.5% of our outstanding shares.  Because these individuals beneficially control almost 83% of the outstanding shares they will have a significant role in controlling the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

 Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock. As a result of any or all of these factors, you may not able to sell your shares when you want to do so, if at all.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS

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

* Previously filed

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2010		Art Dimensions, Inc.
	By:	/s/ Rebecca Gregarek
Rebecca Gregarek President and Chief Executive Officer