Form 10-Q
period 2010-06-30
ART DIMENSIONS, INC.
filed 2010-08-11
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2010

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 2010, was 1,082,060.

FORM 10-Q

Art Dimensions, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DIMENSIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2010

ART DIMENSIONS, INC.
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	7
Notes to consolidated financial statements	9

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2009	June 30, 2010 (Unaudited)
ASSETS

Current assets
Cash	$1,365	$1,041
Accounts receivable	$-	$2,097
Total current assets	1,365	3,138

Total Assets	$1,365	$3,138

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$3,112
Related party payables	-	11,000
Total current liabilities	-	14,112

Total Liabilities	-	14,112

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding	2,000	2,000
Additional paid in capital	11,865	11,865
Deficit accumulated during the dev. stage	(12,500)	(24,839)

Total Stockholders' Equity	1,365	(10,974)

Total Liabilities and Stockholders' Equity	$1,365	$3,138

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months EndedJune 30, 2009	Three Months Ended June 30, 2010	Six Months EndedJune 30, 2009	Six Months EndedJune 30, 2010	Period From Jan. 29, 2008 (Inception) ThroughJune 30, 2010

Sales - net of returns	$59,750	$20,450	$59,750	$48,923	$256,466
Cost of goods sold - related party	59,750	20,531	59,750	47,904	252,219

Gross profit	-	(81)	-	1,019	4,247

Operating expenses:
Compensatory equity issuances	-	-	-	-	5,407
General and administrative	(16)	588	3,391	13,358	23,679
	(16)	588	3,391	13,358	29,086

Gain (loss) from operations	16	(669)	(3,391)	(12,339)	(24,839)

Other income (expense):	-	-	-	-	-
Income (loss) before
provision for income taxes	16	(669)	(3,391)	(12,339)	(24,839)

Provision for income tax	-	-	-	-	-

Net income (loss)	$16	$(669)	$(3,391)	$(12,339)	$(24,839)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	2,000,000	1,082,060	2,000,000	1,082,060

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010	Period From Jan. 29, 2008 (Inception) ThroughJune 30, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(3,391)	$(12,339)	$(24,839)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	(59,750)	(2,097)	(2,097)
Related party payables	61,750	14,112	22,570
Compensatory stock issuances	-	-	2,000
Compensatory warrant issuances	-	-	3,407
Net cash provided by (used for)
operating activities	(1,391)	(324)	1,041

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements

ART DIMENSIONS, INC.
       (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2010	Period From Jan. 29, 2008 (Inception) Through June 30, 2010

Cash Flows From Financing Activities:

Net cash provided by (used for)
financing activities	-	-	-

Net Increase (Decrease) In Cash	(1,391)	(324)	1,041

Cash At The Beginning Of The Period	2,127	1,365	-

Cash At The End Of The Period	$736	$1,041	$1,041

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

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due May 31, 2010, but has been extended to December 31, 2010. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending June 30, 2010 and June 30, 2009 and the six months ending June 30, 2010 and June 30, 2009.

Comparing our operations, we had $20,450 in sales-net of returns for the three months ended June 30, 2010. This compares with $59,750 in sales-net of returns for the three months ended June 30, 2009. We had $48,923 in sales-net of returns for the six months ended June 30, 2010. This compares with $59,750 in sales-net of returns for the six months ended June 30, 2009.

Our costs of goods for the three months ended June 30, 2010 was $20,531. Our costs of goods for the three months ended June 30, 2009 was $ 59,750. Our costs of goods for the six months ended June 30, 2010 was $47,904. Our costs of goods for the six months ended June 30, 2009 was $59,750. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended June 30, 2010 was $(81). This compares with gross profit for the three months ended June 30, 2009 of $-0- . Our gross profit for the six months ended June 30, 2010 was $1,019. This compares with gross profit for the three months ended June 30, 2009 of $-0-.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2010 was $588. This compares to operating expenses for the three months ended June 30, 2009 of $(16). Operating expenses for the six months ended June 30, 2010 was $13,358. This compares to operating expenses for the six months ended June 30, 2009 of $3,391. The major component of operating expenses was general and administrative expenses.

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

We had a net loss of $669 for the three months ended June 30, 2010. This compares with a net income of $16 for the three months ended June 30, 2009. We had a net loss of $12,319 for the six months ended June 30, 2010. This compares with a net loss of $3,391 for the six months ended June 30, 2009.

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

Liquidity and Capital Resources

As of June 30, 2010, we had cash or cash equivalents of $1,041, compared to $736 as of June 30, 2009.

Net cash used for operating activities was $324 for the period ended June 30, 2010, compared to cash used for operating activities of $1,391 for the period ended June 30, 2009. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used or provided by investing activities were $-0-for both periods.

Cash flows used or provided by financing activities were $-0-for both periods.

Over the next twelve months we do not expect any material capital costs to develop operations. We do not plan to purchase real estate or large capital item.

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due May 31, 2010 but was extended to December 31, 2010. This promissory note is under the same terms and conditions and same amount as the prior promissory note with Spyglass.It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

We do not know how long we will be required to rely upon our loan from Spyglass. We plan to repay any loan amounts from our operations. It should be noted that we have not had to draw down on this loan from Spyglass to date.  If we are unable to develop sufficient revenues or raise funds to cover any operating deficit after December 31, 2010, our business may fail. We do not anticipate needing to raise additional capital resources in the next twelve months, other than our loan from Spyglass. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note. We have no indication that Spyglass would refuse to lend us funds if we should ask. However, if such funds were unavailable when needed, we would have a choice to substitute lenders, use operations for our funds, or go out of business.

We believe that the combination of revenues and funds which Spyglass can provide to offset any revenue shortfall will sustain us at least through December 31, 2010. Based upon our past history of operations, we estimate that we must generate between $10,000 and $20,000 in gross profit to be profitable.  We do not know when we will be able to generate this level of gross profit. Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy, particularly the economy in Denver, Colorado. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our business and our ability to generate revenues.

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

We have had revenue during the period ended June 30, 2010.  Anticipated future operating revenue will come from art consulting, marketing and agent representation services provided to individuals whom are in the business of selling art.  Such revenues will be recorded as the art services are performed.

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

We have a limited operating history, and have never been consistently profitable.  Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. We are inherently a risky investment. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  As a result, we may never become profitable, and could go out of business.

We were formed as a Colorado business entity in January 2008.  At the present time, we have a limited operating history and have never been consistently profitable. There can be no guarantee that we will ever be profitable.  From our inception on January 29, 2008 through June 30, 2010, we generated $256,466 in revenue.  We had a net loss of $24,839 for this period.  Our revenues depend upon the number of clients we can develop and service.  Our limited operating history makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, our past results may not be indicative of future results.  Although this is true for any business, it is particularly true for us because of our limited operating history.  Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  Because we are a company with a limited history, the operations in which we engage in, the art consulting, marketing and agent business, is an extremely risky business. We have no historical frame of reference to determine whether this proposed business model will be successful. We may never become profitable, and, as a result, we could go out of business.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5.  OTHER INFORMATION

           None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated June 1, 2008 for Spyglass Investment Partnership
4.2*	Warrant dated June 1, 2008 for David Wagner & Associates, P.C.
5.1	Opinion re: Legality
10.1*	Promissory note dated June 1, 2008 with Spyglass Investment Partnership
10.2*	Promissory note dated June 1, 2009 with Spyglass Investment Partnership
10.3	Promissory note dated June 1, 2010 with Spyglass Investment Partnership
31.1	Certification of CEO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
31.2	Certification of CFO pursuant to Sec. 302
32.2	Certification of CEO pursuant to Sec. 906

* Previously filed

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2010		Art Dimensions, Inc.
	By:	/s/ Rebecca Gregarek
Rebecca Gregarek President and Chief Executive Officer

.