Form 10-Q
period 2010-09-30
ART DIMENSIONS, INC.
filed 2010-11-15
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2010

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, September 30, 2010, was 1,082,060.

FORM 10-Q

Art Dimensions, Inc.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements for the period ended September 30, 2010	3
Consolidated Balance Sheet(Unaudited)	5
Consolidated Statements of Operations (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	7
Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis and Plan of Operation	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4 Controls and Procedures	16
Item 4T. Controls and Procedures	17

PART II OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	24

Signatures	2

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DIMENSIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2010

ART DIMENSIONS, INC.
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operations	6
Statements of cash flows	7
Notes to financial statements	9

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31,	Sept. 30, 2010
	2009	(Unaudited)
ASSETS

Current assets
Cash	$1,365	$1,055
Accounts receivable	-	1,805
Total current assets	1,365	2,860

Total Assets	$1,365	$2,860

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$4,917
Related party payables	-	12,000
Total current liabilities	-	16,917

Total Liabilities	-	16,917

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding	2,000	2,000
Additional paid in capital	11,865	11,865
Deficit accumulated during the dev. stage	(12,500)	(27,922)

Total Stockholders' Equity	1,365	(14,057)

Total Liabilities and Stockholders' Equity	$1,365	$2,860

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period From Jan. 29, 2008 (Inception) Through
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010

Sales - net of returns	$-	$21,508	$59,750	$70,431	$277,974
Cost of goods sold - related party	-	21,508	59,750	69,412	273,727

Gross profit	-	-	-	1,019	4,247

Operating expenses:
Compensatory equity issuances	-	-	-	-	5,407
General and administrative	-	3,083	3,391	16,441	26,762
	-	3,083	3,391	16,441	32,169

Gain (loss) from operations	-	(3,083)	(3,391)	(15,422)	(27,922)

Other income (expense):
	-	-	-	-	-

Income (loss) before
provision for income taxes	-	(3,083)	(3,391)	(15,422)	(27,922)

Provision for income tax	-	-	-	-	-

Net income (loss)	$-	$(3,083)	$(3,391)	$(15,422)	$(27,922)

Net income (loss) per share
(Basic and fully diluted)	$-	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000	2,000,000

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended	Period From Jan. 29, 2008 (Inception) Through
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(3,391)	$(15,422)	$(27,922)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	(59,750)	(1,805)	(1,805)
Accounts payable		4,917	4,917
Related party payables	61,750	12,000	20,458
Compensatory stock issuances	-	-	2,000
Compensatory warrant issuances	-	-	3,407
Net cash provided by (used for)
operating activities	(1,391)	(310)	1,055

Cash Flows From Investing Activities:
	-	-	-
Net cash provided by (used for)
investing activities	-	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Nine Months Ended	Nine Months Ended	Period From Jan. 29, 2008 (Inception) Through
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010

Cash Flows From Financing Activities:
	-	-	-
Net cash provided by (used for)
financing activities	-	-	-

Net Increase (Decrease) In Cash	(1,391)	(310)	1,055

Cash At The Beginning Of The Period	2,127	1,365	-

Cash At The End Of The Period	$736	$1,055	$1,055

Schedule Of Non-Cash Investing And Financing Activities

In 2008 the Company issued 2,000,000 common shares to its parent corporation for formation stage consulting valued services at $2,000, and issued 350,000 common stock purchase warrants for consulting services valued at $3,407.

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Dimensions, Inc. (the “Company”), was incorporated in the State of Colorado on January 29, 2008. The Company was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art.

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

Results of Operations

The following discussion involves our results of operations for the three months ending September 30, 2010 and September 30, 2009 and the nine months ending September 30, 2010 and September 30, 2009. We had been a wholly-owned subsidiary of Art Design, Inc. since our incorporation in January, 2008. We were spun off at the end of December, 2009. The discussion below includes the period when we were a subsidiary of Art Design, Inc.

Comparing our operations, we had $21,508 in sales-net of returns for the three months ended September 30, 2010. This compares with $-0- in sales-net of returns for the three months ended September 30, 2009. We had $70,431 in sales-net of returns for the nine months ended September 30, 2010. This compares with $59,750 in sales-net of returns for the nine months ended September 30, 2009.

Our costs of goods for the three months ended September 30, 2010 was $21,508. Our costs of goods for the three months ended September 30, 2009 was $-0-. Our costs of goods for the nine months ended September 30, 2010 was $69,412. Our costs of goods for the nine months ended September 30, 2009 was $59,750. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended September 30, 2010 was $-0-. This compares with gross profit for the three months ended September 30, 2009 of $-0-. Our gross profit for the nine months ended September 30, 2010 was $1,019. This compares with gross profit for the three months ended September 30, 2009 of $-0- .

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended September 30, 2010 was $3,083. This compares to operating expenses for the three months ended September 30, 2009 of $-0-. Operating expenses for the nine months ended September 30, 2010 was $16,441. This compares to operating expenses for the nine months ended September 30, 2009 of $3,391. The major component of operating expenses was general and administrative expenses.

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

We had a net loss of $3,083 for the three months ended September 30, 2010. This compares with a net income of $-0-  for the three months ended September 30, 2009. We had a net loss of $15,422 for the nine months ended September 30, 2010. This compares with a net loss of $3,391 for the nine months ended September 30, 2009.

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash or cash equivalents of $1,055, compared to $736 as of September 30, 2009.

Net cash used for operating activities was $310 for the period ended September 30, 2010, compared to cash used for operating activities of $1,391 for the period ended September 30, 2009. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

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

We have had revenue during the period ended September 30, 2010.  Anticipated future operating revenue will come from art consulting, marketing and agent representation services provided to individuals whom are in the business of selling art.  Such revenues will be recorded as the art services are performed.

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

We were formed as a Colorado business entity in January 2008.  At the present time, we have a limited operating history and have never been consistently profitable. There can be no guarantee that we will ever be profitable.  From our inception on January 29, 2008 through September 30, 2010, we generated $277,974            in revenue.  We had a net loss of $27,922 for this period.  Our revenues depend upon the number of clients we can develop and service.  Our limited operating history makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, our past results may not be indicative of future results.  Although this is true for any business, it is particularly true for us because of our limited operating history.  Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  Because we are a company with a limited history, the operations in which we engage in, the art consulting, marketing and agent business, is an extremely risky business. We have no historical frame of reference to determine whether this proposed business model will be successful. We may never become profitable, and, as a result, we could go out of business.

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

 For the period ended December 31, 2009, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our loss from operations and the requirement of significant future expenditures in connection with marketing efforts and general and administrative expenses.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate clients who will purchase our services; and

●	our ability to generate revenues.

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

Our common stock currently has a limited trading market and thereis no guarantee an active trading market will ever develop for our securities.

There is presently a limited trading market for our common stock. We have traded in the Over-the-Counter Bulletin Board under the trading symbol ATDM since November, 2010. If an active market never develops for our common stock, it will be difficult for you to sell any shares you purchase. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we our common stock is no longer quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated June 1, 2008 for Spyglass Investment Partnership
4.2*	Warrant dated June 1, 2008 for David Wagner & Associates, P.C.
5.1*	Opinion re: Legality
10.1*	Promissory note dated June 1, 2008 with Spyglass Investment Partnership
10.2*	Promissory note dated June 1, 2009 with Spyglass Investment Partnership
10.3*	Promissory note dated June 1, 2010 with Spyglass Investment Partnership
31.1	Certification of CEO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
31.2	Certification of CFO pursuant to Sec. 302
32.2	Certification of CEO pursuant to Sec. 906

* Previously filed

(b)	Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010		Art Dimensions, Inc.
	By:	/s/ Rebecca Gregarek
Rebecca Gregarek President and Chief Executive Officer