Form 10-K
period 2010-12-31
ART DIMENSIONS, INC.
filed 2011-04-14
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2010

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $1,136,163.

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

General

We were incorporated in January 29, 2008. We began operations as of our date of incorporation, January 29, 2008. We were formerly a wholly-owned subsidiary of Art Design, Inc.(“ATDN”).  On August 21, 2009, the directors of ATDN approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to ATDN shareholders on a pro rata basis, with one share each of ART DIMENSIONS, Inc. to be issued for each ten shares issued and outstanding of common stock owned by such ATDN shareholders as of the Record Date.  Since ATDN’s business is related to the current activities of Art Dimensions, the ATDN directors decided it was in the best interest of ATDN and Art Dimensions and ATDN's shareholders to spin-off Art Dimensions to minimize any potential of conflict of interest by more clearly focusing each company on their own, individual business plans. Also, the management of Art Design, Inc. originally thought that the two companies would operate in a more closely-related manner. However, management of Art Design, Inc. now believes that the companies have two unique and distinct business plans and should not be directly tied together in order to maximize the potential success of both. ATDN’s business is primarily the sale of products with service and consulting as ancillary components. On the other hand, Art Dimensions business is to primarily service and consulting with the sale of products as an ancillary component. To the extent there may be an overlap of activities, a potential conflict of interest may exist. However, each company will utilize its best efforts to minimize any impact. Both companies operate as separate, distinct entities. The shares of Art Dimensions were spun off to the ATDN in December, 2009.

 On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which now due December 31, 2011. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds.  Due to our limited operating history, raising additional funds may be difficult.  In June 2008, an organization named Spyglass agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. The loan matured on May 31, 2010, and we entered into a new loan.  This loan is evidenced by an unsecured promissory note which now due December 31, 2011. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note. If we are unable to raise funds to cover any operating deficit after December 31, 2011, our business may fail.

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

We are growing our business in the following manner. We market our services in a number of different forums. We attend different gatherings where artists and non-artist congregate such as trade shows, auctions and exhibitions.  We also market our services via the internet and at events and activities sponsored by ATDN.  Other sales channels include print media focused on art or artists or art collectors.  We also market our services via direct sales campaigns to artists and non-artists alike.  We also believe that we must provide a high level of service for our customers. We believe that it is our responsibility to make certain that our products and services are satisfying for our customers.

Operations

Our plan is to concentrate our operations in the Denver, Colorado metropolitan area and online through a website, which we will eventually develop.

Marketing and Promotion

We generate revenues in the next twelve months from our operations using referrals from ATDN and unrelated individuals and entities that operate in the art consulting and artist representation business. We also market through direct contact with prospective customers.  We also use general solicitation of customers through various forms of media advertising, including, but not limited to, print media and the internet. We have no sales representatives who solicit potential clients. We have not yet fully developed our marketing program and do not know the specific cost of such a program, although we believe that it will be expensive.

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

Backlog

At December 31, 2010, we had no backlogs.

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

We were formed as a Colorado business entity in January 2008.  At the present time, we have a limited operating history and have never been profitable. There can be no guarantee that we will ever be profitable.  From our inception on January 29, 2008 through December 31, 2010, we generated $4,247            in revenue.  We had a net loss of $31,109 for this period.  Our revenues depend upon the number of clients we can develop and service.  Our limited operating history makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, our past results may not be indicative of future results.  Although this is true for any business, it is particularly true for us because of our limited operating history.  Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  Because we are a company with a limited history, the operations in which we engage in, the art consulting, marketing and agent business, is an extremely risky business. We have no historical frame of reference to determine whether this proposed business model will be successful. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception during our limited operating history, our accountants have expressed substantial doubts about our ability to continue as a going concern.

 For the period ended December 31, 2010 and 2009, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our loss from operations and the requirement of significant future expenditures in connection with marketing efforts and general and administrative expenses.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently use the offices of ATDN. We plan to occupy separate office facilities and obtain office furniture and equipment. We own no real estate nor have plans to acquire any real estate We currently carry no inventory and have no other property.

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

Market Information

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol ATDM. The shares became trading in November, 2010 but there is no extensive history of trading. The high and low bid price has been $2.00 and $1.05, respectively, during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Results of Operations

We operate an art consulting, marketing in addition to advising artists in their business dealings. Secondarily, and as an adjunct to our primary purpose, we also earn revenue from the sale of art and interior design products. We anticipate that the sale of products will primarily be to our artist clients but may also incidentally be to the general public. We earn revenue from the sale of art products and consulting services, but do not separate sales into different operating segments. To date, however, all of our revenue has come solely from the sale of products

 From our inception on January 29, 2008 through December 31, 2010, all of our revenue was generated from one client. We had $4,247 in revenue.

 For the fiscal year ended December 31, 2010, we generated $1,019 in net revenue, compared to $309  for the fiscal year ended December 31, 2009.

Our operating expenses consisting solely of general and administrative expenses, were $19,628  for the fiscal year ended December 31, 2010, and $6,220  for the fiscal year ended December 31, 2009.  From our inception on January 29, 2008 through December 31, 2010,  our operating expenses were $31,109.

We had a net loss of $18,609 for the fiscal year ended December 31, 2010, and $5,911 for the fiscal year ended December 31, 2009. From our inception on January 29, 2008 through December 31, 2010,  our net loss was $31,109.

 Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We believe that we will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. We expect approximately to range between $10,000 and $20,000 in operating costs through December 31, 2011. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

     As of December 31, 2010, we had cash or cash equivalents of $736. As of December 31, 2009, we had cash or cash equivalents of $1,365.

     Net cash used for operating activities was $15,629 for the fiscal year ended December 31, 2010. This compares to net cash used for operating activities of $762 for the fiscal year ended December 31, 2009.
     Cash flows provided by or used for investing activities were $-0- for all relevant periods.

     Cash flows provided by financing activities were $15,000 and $-0- for the fiscal year ended December 31, 2010 and 2009 respectively.

        Over the next twelve months we do not expect any material capital costs to develop operations. We do not plan to purchase real estate or large capital items

 On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which now due December 31, 2011. This promissory note is under the same terms and conditions and same amount as the prior promissory note with Spyglass.It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

We do not know how long we will be required to rely upon our loan from Spyglass. We plan to repay any loan amounts from our operations. It should be noted that we have not had to draw down on this loan from Spyglass to date.  If we are unable to develop sufficient revenues or raise funds to cover any operating deficit after December 31, 2011, our business may fail. We do not anticipate needing to raise additional capital resources in the next twelve months, other than our loan from Spyglass. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note. We have no indication that Spyglass would refuse to lend us funds if we should ask. However, if such funds were unavailable when needed, we would have a choice to substitute lenders, use operations for our funds, or go out of business.

 We believe that the combination of revenues and funds which Spyglass can provide to offset any revenue shortfall will sustain us at least through December 31, 2011. Based upon our past history of operations, we estimate that we must generate between $10,000 and $20,000 in gross profit to be profitable.  We do not know when we will be able to generate this level of gross profit. Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy, particularly the economy in Denver, Colorado. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our business and our ability to generate revenues.

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

We have had revenue during the fiscal year ended December 31, 2010.  Anticipated future operating revenue will come from art consulting, marketing and agent representation services provided to individuals whom are in the business of selling art.  Such revenues will be recorded as the art services are performed.

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

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. This has not always been the case, since we have had a history of losses. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe, based upon our operating history,  that we must generate a gross profit on our revenue of approximately $50,000 per year. However, if our forecasts are inaccurate, we will need to raise additional funds. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2010 and 2009

ART DIMENSIONS, INC.
Consolidated Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	22

CONSOLIDATED FINANCIAL STATEMENTS

Balance sheets	24
Statements of operations	25
Statements of stockholders’ equity	26
Statements of cash flows	27
Notes to financial statements	28

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Dimensions, Inc.
Denver, Colorado

I have audited the accompanying balance sheet of Art Dimensions, Inc. (a development stage company) as of December 31, 2009, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Dimensions, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 25, 2010	RONALD R. CHADWICK, P.C.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Art Dimension, Inc.
(a development stage company)
Englewood, Colorado

We have audited the balance sheet of Art Dimension Inc. (a development stage company) (the “Company”) as of December 31, 2010 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended and for the period from January 29, 2008 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company for the period from January 9, 2006 (inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March 27, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company s ability to continue as a going concern. The financial statements for the period from January 9, 2006 (inception) to December 31, 2009 reflect a net loss of $12,500. Our opinion, insofar as it relates to the cumulative amounts included for such prior periods as indicated in the accompanying financial statements, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Art Design, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Art Design, Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2 The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 13, 2011

ART DIMENSIONS, INC.
(A Development Stage Company)

BALANCE SHEETS

	Dec. 31, 2010	Dec. 31, 2009
ASSETS

Current assets
Cash	$736	$1,365
Accounts Receivable	533	-
Total current assets	1,269	1,365

Total Assets	$1,269	$1,365

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Related party payables	$18,513	-
Total current liabilities	18,513	-

Total Liabilities	18,513	-

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding	2,000	2,000
Additional paid in capital	11,865	11,865
Deficit accumulated during the development stage	(31,109)	(12,500)

Total Stockholders' Equity	(17,244)	1,365

Total Liabilities and Stockholders' Equity	$1,269	$1,365

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Jan. 29, 2008
			(Inception)
	Year Ended	Year Ended	Through
	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010

Net Revenue	$1,019	$309	$4,247

Operating expenses:
Compensatory equity issuances			5,407
General and administrative	19,628	6,220	29,949
	19,628	6,220	35,356

Loss from operations	(18,609)	(5,911)	(31,109)

Provision for income tax	-	-	-

Net loss	$(18,609)	$(5,911)	$(31,109)

Net loss per share
(Basic and fully diluted)	$(0.02)	$-

Weighted average number of
common shares outstanding	1,082,060	1,961,753

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Paid In	Development	holders'
	Shares	No Par Value	Capital	Stage	Equity

Balances at Jan. 29, 2008 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuance -
January 29, 2009 shares issued for
formation services at service value	2,000,000	2,000			2,000

Compensatory warrant issuances -
January 29, 2009 shares issued for
consulting services at service value			3,407		3,407

Net income (loss) for the period				(6,589)	(6,589)

Balances at Dec. 31, 2008	2,000,000	$2,000	$3,407	$(6,589)	$(1,182)

Redemption and redistribution of shares
from spin off from parent	(917,940)				-

Debt relief from spin off			8,458		8,458

Net income (loss) for the year				(5,911)	(5,911)

Balances at Dec. 31, 2009	1,082,060	$2,000	$11,865	$(12,500)	$1,365

Net income (loss) for the year				(18,609)	(18,609)

Balances at Dec. 31, 2010	1,082,060	2,000	11,865	(31,109)	(17,244)

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Jan. 29, 2008
			(Inception)
	Year Ended	Year Ended	Through
	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010
Cash Flows From Operating Activities:
Net loss	$(18,609)	$(5,911)	$(31,109)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Common stock issued for services			2,000
Warrant expense			3,407
Change in operating assets and liabilities:
Accounts Receivable	(533)	-	(533)
Related party payables	3,513	5,149	11,971
Net cash provided by (used for)
operating activities	(15,629)	(762)	(14,264)

Cash Flows From Financing Activities:
Borrowing on debt-affiliated company	$15,000	$-	$15,000
Net cash provided by financing activities	$15,000	$-	$15,000

Net Increase (Decrease) In Cash	(629)	(762)	736

Cash At The Beginning Of The Period	1,365	2,127	-

Cash At The End Of The Period	$736	$1,365	$736

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2010

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

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915.  For the period from January 29, 2008 (date of inception) through December 31, 2010, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Income tax

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, ASC 740 - “Accounting for Income Taxes” (“ASC 740”). This standard requires the use of an asset and liability approach for financial accounting for and reporting of income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Warrants, stock options, and other dilutive instruments are not included in the computation if the effect would be anti-dilutive. As of and for the year ended December 31, 2010 and 2009, 350,000 common shares issuable under warrants outstanding were excluded from the diluted loss per share calculation because they would be anti-dilutive.

General and administrative costs

General and administrative costs include those costs allocated to the ongoing expenditures of running the Company’s business including in general such items as office overhead, professional fees and management compensation.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms, the product or service price to the client is fixed or determinable, and collectability is reasonably assured. More specifically, revenue is recognized when ordered products are shipped, and any corresponding consulting and design services have been rendered. Services performed under contract, which may vary in length, are recognized on an ongoing basis over the life of the contract as services are performed. Billings are presented to clients for time spent as opposed to being fixed price, with billing rates and product prices agreed upon in advance of work performance or product shipment. Any partial up-front payments received under contract are recorded as a deposit liability until such time as services required under the contract are performed. The Company’s consulting service contracts generally allow either party to terminate the contract upon reasonable notice. Revenue generated in the capacity of an agent is presented on a net basis pursuant to ASC 605.

The prior year revenue was reclassified and presented on a net basis to conform with the current year's presentation.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivables, and related party payables. Management believes that the recorded values of our other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. There were no employee stock options issued or outstanding at December 31, 2010 and 2009.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of art products and consulting services, but does not separate sales into different operating segments. All sales are domestic and to external customers. All Company sales for the period from December 31, 2010 and 2009 of $1,019 and $309 were to two customers.

Recently Issued Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Reclassifications

Certain prior amounts have been reclassified to conform with the current year presentation

NOTE 2.  GOING CONCERN

The Company has suffered a loss from operations and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.

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

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 3. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2010 and 2009 the Company had approximately $8,000 and $6,000 and in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. The change in the valuation allowance in 2010 and 2009 was approximately $2,800 and $2,000.

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2007, 2008, 2009 and 2010, although, the statute of limitations for the 2007 tax year will expire effective March 15, 2011. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

NOTE 4. NOTE AGREEMENT

The Company has entered into a note agreement with an outside party under which it may borrow up to $250,000 at 15% per annum to fund Company operations. The stated due date on any funds borrowed under the agreement is May 31, 2009, which was extended until December 31, 2011.  The note agreement calls for quarterly interest payments, with a rate of 24% per annum accrued on late amounts. At December 31, 2010 and 2009 no amounts had been borrowed by the Company under this agreement, nor is the lending party under any binding obligation to lend to the Company.

NOTE 5. STOCK COMPENSATION

In January 2008 the Company issued its parent corporation 2,000,000 common shares valued at $2,000 for formation stage consulting services.

Stock options and warrants

At December 31, 2010 and 2009 the Company had stock options and warrants outstanding as described below.

The Company accounts for non-employee stock options and warrants under ASC 718, whereby option and warrant costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option and warrant exercises by issuing new shares.

The Company had no outstanding options or warrants at January 29, 2008. During the period from January 29, 2008 (inception) through December 31, 2008 the Company issued 300,000 warrants to purchase common stock in connection with the $250,000 credit facility, and 50,000 of warrants for services. The warrants allow the holder to purchase one share of common stock per warrant at an exercise price of $.001, exercisable through May 13, 2013. The fair value of these warrant grants ($3,407) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.52, dividend yield of 0%, expected life of 5 years, volatility of 142%. Volatility was calculated using the historical, annualized standard deviation method employing stock prices of a limited activity public entity. As there was and is currently no trading market for the Company’s stock, it was impractical for the Company to calculate volatility using its own share price, therefore the Company used the stock price of a publicly traded company with limited activity to approximate anticipated volatility of its own shares. The trading prices of a limited activity public company was chosen to best estimate the Company’s own stock price volatility as the Company currently conducts only limited operations and there can be no guarantee of expanded operations in the future. No warrants were exercised, expired or were cancelled during the period nor during the year ended December 31, 2010, leaving a December 31, 2010 and 2009 balance of 350,000 non-employee stock warrants outstanding. In addition, there was no unamortized compensation expense as of December 31, 2010 and 2009.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2010

NOTE 6. SPIN OFF TRANSACTION

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

NOTE 7. RELATED PARTY TRANSACTIONS

The Company has borrowed money from a company affiliated through common control. The related party payable balance was $15,000 at December 31, 2010. The loan does not bear interest and is payable upon demand.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of December 31, 2010, we did maintain effective control over the financial reporting process.

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

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following tables set forth information regarding the Company’s current executive officers and directors as of December 31, 2010:

Name:	Age	Position:

Rebecca Gregarek	55	President and Director

Kathy Sheehan	48	Secretary-Treasurer and Director

Rebecca Gregarek was appointed the President and a Director of our company on January 29, 2008.  She has been involved in the interior design business in various capacities since 1975. She has been a Director of ATDN since May, 2007.  From 2005 to the present, she has also been an Interior Design Consultant with By Design Group, Englewood, Colorado. From 2001-2005, she was associated with Home Builders Flooring, LLC- HBF Designs, Denver, Colorado.  This group worked at the Shea Design Center in Highlands Ranch, Colorado to develop custom window Coverings and after-market sales for new home buyers.  She oversaw a sales team in training and developing marketing and advertising strategies.  Her group won the JD Powers Award for customer satisfaction for 2001, 2002 and 2003.  Ms. Gregarek does not hold an academic degree but attended Arapahoe Community College, with courses in Interior Design.  She is a Certified Window Fashion Designer and a member of American Society of Interior Designers.  She will devote approximately 20 hours per month to carry out her responsibilities for us and approximately 10 hours per month to carry out her duties as a member of the ATDN Board of Directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2010, information regarding the ownership of our common stock by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

We had 1,082.060 shares issued and outstanding as of December 31, 2010. The following table reflects our stock ownership as of that date.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. The husband of Mrs. Gregarek, our President, David Gregarek, is an owner of Spyglass. The loan matured on May 31, 2010, and we entered into a new loan. This loan is evidenced by an unsecured promissory note which now due December 31, 2011.  The transaction was reviewed and approved by our director, Mrs. Sheehan, who has no interest in Spyglass. At December 31, 2010 no amounts had been borrowed by us under this agreement, nor is the lending party under any binding obligation to lend to us.

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

We borrowed money from a company affiliated through common control. The related party payable balance was $15,000 at December 31, 2010. The loan does not bear interest and is payable upon demand.

We use the offices of ATDN. No expense provision for this use has been provided since it has been determined that it is immaterial.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, MaloneBailey, LLP Certified Public Accountants, billed an aggregate of $5,000 for the year ended December 31, 2010 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. Ronald R. Chadwick, P.C., our former accountant, billed an aggregate of $7,500 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)	(1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated June 1, 2008 for Spyglass Investment Partnership
4.2*	Warrant dated June 1, 2008 for David Wagner & Associates, P.C.
5.1	Opinion re: Legality
10.1*	Promissory note dated June 1, 2008 with Spyglass Investment Partnership
10.2*	Promissory note dated June 1, 2009 with Spyglass Investment Partnership
10.3*	Promissory note dated June 1, 2010 with Spyglass Investment Partnership
10.4	Promissory note dated December 31, 2010 with Spyglass Investment Partnership
31.1	Certification of CEO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
31.2	Certification of CFO pursuant to Sec. 302
32.2	Certification of CEO pursuant to Sec. 906

* Previously filed

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fourth fiscal year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2011		Art Dimensions, Inc.
	By:	/s/ Rebecca Gregarek
Rebecca Gregarek President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 13, 2011	By:	/s/ Kathy Sheehan
Kathy Sheehan
Director, Treasurer, Principal Accounting Officer, and Chief Financial Officer

Date: April 13, 2011	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Director