Form 10-Q
period 2011-03-31
ART DIMENSIONS, INC.
filed 2011-05-16
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2011

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2011, was 1,082,060.

FORM 10-Q

Art Dimensions, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DIMENSIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2011

ART DIMENSIONS, INC.
(A Development Stage Company)
Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	5
Statements of operations	6
Statements of cash flows	7
Notes to financial statements	8

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2011	Dec. 31, 2010
ASSETS

Current assets
Cash	$1,043	$736
Accounts Receivable	-	533
Total current assets	1,043	1,269

Total Assets	$1,043	$1,269

LIABILITIES &
STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payables	$2,715	$3,513
Related party payables	24,500	15,000
Total current liabilities	27,215	18,513

Total Liabilities	27,215	18,513

Stockholders' Deficit
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding	2,000	2,000
Additional paid in capital	11,865	11,865
Deficit accumulated during the dev. stage	(40,037)	(31,109)

Total Stockholders' Deficit	(26,172)	(17,244)

Total Liabilities and Stockholders' Deficit	$1,043	$1,269

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period From
			Jan. 29, 2008
	3 Months	3 Months	(Inception)
	Ended	Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011

Sales - net of returns	$-	$28,473	$279,247
Cost of goods sold - related party	-	27,373	275,000

Gross profit	-	1,100	4,247

Operating expenses:
General and administrative	8,928	7,770	44,284
	8,928	7,770	44,284

Gain (loss) from operations	(8,928)	(6,670)	(40,037)

Income (loss) before
provision for income taxes	(8,928)	(6,670)	(40,037)

Provision for income tax	-	-	-

Net income (loss)	$(8,928)	$(6,670)	$(40,037)

Net income (loss) per share
(Basic and diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	1,082,060	1,082,060

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			January 29, 2008
	3 Months	3 Months	(Inception)
	Ended	Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(8,928)	$(6,670)	$(40,037)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Common stock issued for services	-	-	2,000
Warrant expense	-	-	3,407
Change in operating assets and liabilities:
Accounts Receivable	533	-	-
Related party payables	(798)	6,000	11,173
Net cash provided by (used for)
operating activities	(9,193)	(670)	(23,457)

Cash Flows From Financing Activities:
Borrowing on debt-affiliated company	9,500	-	24,500
Net cash provided by (used for)
financing activities	9,500	-	24,500

Net Increase (Decrease) In Cash	307	(670)	1,043

Cash At The Beginning Of The Period	736	1,365	-

Cash At The End Of The Period	$1,043	$695	$1,043

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited interim consolidated financial statements of Art Dimension Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year, 2010, as reported in Form 10-K, have been omitted.

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

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, The Company has borrowed $9,500 from a company affiliated through common control. The related party payable balance was $24,500 at March 31, 2010. The loan does not bear interest and is payable upon demand.

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

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due December 31, 2011. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending March 31, 2011 and March 31, 2010.

Comparing our operations, we had $-0-  in sales-net of returns for the three months ended March 31, 2011. This compares with $28,473 in sales-net of returns for the three months ended March 31, 2010.

Our costs of goods for the three months ended March 31, 2011 was $-0-. Our costs of goods for the three months ended March 31, 2010 was $27,373. Costs of goods sold include all direct costs incurred in selling products. We do not separate sales of different product lines into operating segments.

The difference between total sales-net of returns and costs of goods is gross profit. Our gross profit for the three months ended March 31, 2011 was $-0-. This compares with gross profit for the three months ended March 31, 2010 of $1,100.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended March 31, 2011 was $8,928. This compares to operating expenses for the three months ended March 31, 2010 of $7,770. The major component of operating expenses was general and administrative expenses.

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

We had a net loss of $8,928 for the three months ended March 31, 2011. This compares with a net loss of $6,670 for the three months ended March 31, 2010.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash or cash equivalents of $1,043, compared to $695 as of March 31, 2010.

Net cash used for operating activities was $9,193 for the period ended March 31, 2011, compared to cash used for operating activities of $670 for the period ended March 31, 2010. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used or provided by investing activities were $-0-for both periods.

Cash flows provided by financing activities was $9,500 for the period ended March 31, 2011, compared to cash provided by or used for financing activities of $-0- for the period ended March 31, 2010..

Over the next twelve months we do not expect any material capital costs to develop operations. We do not plan to purchase real estate or large capital item.

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due December 31, 2011. This promissory note is under the same terms and conditions and same amount as the prior promissory note with Spyglass.It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

We have had revenue during the period ended March 31, 2011.  Anticipated future operating revenue will come from art consulting, marketing and agent representation services provided to individuals whom are in the business of selling art.  Such revenues will be recorded as the art services are performed.

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

Not applicable.

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

We were formed as a Colorado business entity in January 2008.  At the present time, we have a limited operating history and have never been profitable. There can be no guarantee that we will ever be profitable.  From our inception on January 29, 2008 through March 31, 2011, we generated $279,247 in revenue.  We had a net loss of $40,036 for this period.  Our revenues depend upon the number of clients we can develop and service.  Our limited operating history makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, our past results may not be indicative of future results.  Although this is true for any business, it is particularly true for us because of our limited operating history.  Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  Because we are a company with a limited history, the operations in which we engage in, the art consulting, marketing and agent business, is an extremely risky business. We have no historical frame of reference to determine whether this proposed business model will be successful. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception during our limited operating history, our accountants have expressed substantial doubts about our ability to continue as a going concern.

 For the period ended December 31, 2010, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our loss from operations and the requirement of significant future expenditures in connection with marketing efforts and general and administrative expenses.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated June 1, 2008 for Spyglass Investment Partnership
4.2*	Warrant dated June 1, 2008 for David Wagner & Associates, P.C.
5.1	Opinion re: Legality
10.1*	Promissory note dated June 1, 2008 with Spyglass Investment Partnership
10.2*	Promissory note dated June 1, 2009 with Spyglass Investment Partnership
10.3*	Promissory note dated June 1, 2010 with Spyglass Investment Partnership
10.4*	Promissory note dated December 31, 2010 with Spyglass Investment Partnership
31.1	Certification of CEO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
31.2	Certification of CFO pursuant to Sec. 302
32.2	Certification of CEO pursuant to Sec. 906

* Previously filed

(b)	Reports on Form 8-K. One report was filed on March 29, 2011under cover of Form 8-K for the fiscal quarter ended March 31, 2011, relating to a change of our accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2011		Art Dimensions, Inc.
	By:	/s/ Rebecca Gregarek
Rebecca Gregarek President and Chief Executive Officer