Form 10-Q
period 2011-06-30
ART DIMENSIONS, INC.
filed 2011-08-15
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2011

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐   No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 15, 2011, was 1,082,060.

FORM 10-Q

Art Dimensions, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2010	June 30, 2011
		(Unaudited)
ASSETS

Current assets
Cash	$736	$228
Accounts Receivable	533	0
Total current assets	1,269	228

Total Assets	$1,269	$228

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables	$-	$2,797
Accounts payables - Related Party	3,513	-
Advances from shareholder	-	2,500
Related party payables	15,000	24,600
Total current liabilities	18,513	29,897

Total Liabilities	18,513	29,897

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding	2,000	2,000
Additional paid in capital	11,865	11,865
Deficit accumulated during the dev. stage	(31,109)	(43,534)

Total Stockholders' Equity	(17,244)	(29,669)

Total Liabilities and Stockholders' Equity	$1,269	$228

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company) STATEMENTS OF OPERATIONS

					Period From
					Jan. 29, 2008
	3 Months	3 Months	6 Months	6 Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2011

Net Revenue	(81)	-	1,019	-	4,247

Operating expenses:
Compensatory equity issuances	-	-	-	-	5,407
General and administrative	588	3,497	13,358	12,425	42,374
	588	3,497	13,358	12,425	47,781

Loss from operations	(669)	(3,497)	(12,339)	(12,425)	(43,534)

Net loss	$(669)	$(3,497)	$(12,339)	$(12,425)	$(43,534)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,082,060	1,082,060	1,082,060	1,082,060

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Jan. 29, 2008
	6 Months	6 Months	(Inception)
	Ended	Ended	Through
	June 30, 2010	June 30, 2011	June 30, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(12,339)	$(12,425)	$(43,534)

Adjustments to reconcile net loss to
net cash provided by (used in)
operating activities:
Common stock issued for services	-	-	2,000
Warrant expense	-	-	3,407
Change in operating assets and liabilities:
Accounts Receivable	(2,097)	533	-
Accounts payables	-	2,797	2,797
Related party payables	14,112	(3,513)	8,458
Net cash provided by (used in)
operating activities	(324)	(12,608)	(26,872)

Cash Flows From Financing Activities:
Advances from shareholder		2,500	2,500
Borrowing on debt-affiliated company	-	9,600	24,600
Net cash provided by (used in)
financing activities	-	12,100	27,100

Net Increase (Decrease) In Cash	(324)	(508)	228

Cash At The Beginning Of The Period	1,365	736	-

Cash At The End Of The Period	$1,041	$228	$228

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Dimensions, Inc. (the “Company”), was incorporated in the State of Colorado on January 29, 2008. The Company was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art.

Basis of Presentation

The accompanying unaudited interim financial statements of Art Dimensions Inc. have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2010, as reported in Form 10-K, have been omitted.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

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

Note 3. Related Party Transactions

During the six months ended June 30, 2011, the company has borrowed $9,600 from a company affiliated through common control. The related party payable balance was $24,600 at June 30, 2010. The loan does not bear interest and is payable upon demand.

On June 8, 2011, Todd Sheehan, majority shareholder of the company, advanced $2,500. The amount does not bear any interest and is payable upon demand.

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

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due May 31, 2010, but has been extended to December 31, 2011. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending June 30, 2011 and June 30, 2010 and the six months ending June 30, 2011 and June 30, 2010.

From our inception on January 29, 2008 through June 30, 2011, all of our revenue was generated from one client. We had $4,247 in revenue.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended June 30, 2011 was $3,497. This compares to operating expenses for the three months ended June 30, 2010 of $588. Operating expenses for the six months ended June 30, 2011 was $12,425. This compares to operating expenses for the six months ended June 30, 2010 of $13,358. The major component of operating expenses was general and administrative expenses.

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

We had a net loss of $3,497 for the three months ended June 30, 2011. This compares with a net loss of $669 for the three months ended June 30, 2010. We had a net loss of $12,425 for the six months ended June 30, 2011. This compares with a net loss of $12,339 for the six months ended June 30, 2010.

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

Liquidity and Capital Resources

As of June 30, 2011, we had cash or cash equivalents of $228, compared to $1,041 as of June 30, 2010.

Net cash used for operating activities was $12,608 for the period ended June 30, 2011, compared to $324 for the period ended June 30, 2010.

Cash flows used or provided by investing activities were $-0- for both periods.

Cash flows provided by financing activities were $12,100 for the period ended June 30, 2011, compared to $-0- for the period ended June 30, 2010.

Over the next twelve months we do not expect any material capital costs to develop operations. We do not plan to purchase real estate or large capital item.

On June 1, 2008, an organization named Spyglass Investment Partnership (“Spyglass ”) agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due May 31, 2010 but was extended to December 31, 2011. This promissory note is under the same terms and conditions and same amount as the prior promissory note with Spyglass.It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

We have had revenue during the period ended June 30, 2011.  Anticipated future operating revenue will come from art consulting, marketing and agent representation services provided to individuals whom are in the business of selling art.  Such revenues will be recorded as the art services are performed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

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

We were formed as a Colorado business entity in January 2008.  At the present time, we have a limited operating history and have never been consistently profitable. There can be no guarantee that we will ever be profitable.  From our inception on January 29, 2008 through June 30, 2011, we generated $279,247 in revenue.  We had a net loss of $43,534 for this period.  Our revenues depend upon the number of clients we can develop and service.  Our limited operating history makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, our past results may not be indicative of future results.  Although this is true for any business, it is particularly true for us because of our limited operating history.  Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  Because we are a company with a limited history, the operations in which we engage in, the art consulting, marketing and agent business, is an extremely risky business. We have no historical frame of reference to determine whether this proposed business model will be successful. We may never become profitable, and, as a result, we could go out of business.

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
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION
              None

ITEM 6.  EXHIBITS

Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Warrant dated June 1, 2008 for Spyglass Investment Partnership

4.2*	Warrant dated June 1, 2008 for David Wagner & Associates, P.C.

5.1	Opinion re: Legality

10.1*	Promissory note dated June 1, 2008 with Spyglass Investment Partnership

10.2*	Promissory note dated June 1, 2009 with Spyglass Investment Partnership

10.3*	Promissory note dated June 1, 2010 with Spyglass Investment Partnership

10.4*	Promissory note dated December 31, 2010 with Spyglass Investment Partnership

31.1	Certification of CEO pursuant to Sec. 302

32.1	Certification of CEO pursuant to Sec. 906

31.2	Certification of CFO pursuant to Sec. 302

32.2	Certification of CEO pursuant to Sec. 906

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Previously filed

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Art Dimensions, Inc.

Date: August 15, 2011	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
President and Chief Executive Officer