Form 10-Q
period 2011-09-30
ART DIMENSIONS, INC.
filed 2011-11-09
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53853

Art Dimensions, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	80-0182193
(State or Other Jurisdiction	(IRS Employer File Number)
of Incorporation)

3636 S. Jason Street
Englewood, Colorado	80113
(Address of Principal Executive Offices)	(Zip Code)

(303) 781-7280
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes☐    No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 9, 2011, was 1,082,060.

FORM 10-Q

Art Dimensions, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Art Dimensions, Inc.

ITEM 1.  FINANCIAL STATEMENTS

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS
	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets
Cash	$204	$736
Accounts Receivable	-	533
Total current assets	204	1,269

Total Assets	$204	$1,269

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables	$3,889	$-
Accounts payables - Related Party	2,350	3,513
Short-term debt	3,250	-
Note payable -Related party	5,800	-
Payable to affiliated party	24,800	15,000
Total current liabilities	40,089	18,513

Total Liabilities	40,089	18,513

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding	2,000	2,000
Additional paid in capital	11,865	11,865
Deficit accumulated during the dev. stage	(53,750)	(31,109)

Total Stockholders' Equity	(39,885)	(17,244)

Total Liabilities and Stockholders' Equity	$204	$1,269

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					(unaudited)
					Period From
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	January 29, 2008
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Net Revenue	-	-	-	1,019	4,247

Operating expenses:
Compensatory equity issuances	-	-	-	-	5,407
General and administrative	10,216	3,083	22,641	16,441	52,590
	10,216	3,083	22,641	16,441	57,997

Loss from operations	(10,216)	(3,083)	(22,641)	(15,422)	(53,750)

Net loss	$(10,216)	$(3,083)	$(22,641)	$(15,422)	$(53,750)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding	1,082,060	2,000,000	1,082,060	2,000,000

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			(unaudited) Period From
	(unaudited)	(unaudited)	Jan. 29, 2008
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net income (loss)	$(22,641)	$(15,422)	$(53,750)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Common stock issued for services	-	-	2,000
Warrant expense	-	-	3,407
Change in operating assets and liabilities:
Accounts Receivable	533	(1,805)	-
Accounts payable	7,139	-	7,139
Related part payable	(1,163)	4,917	10,808
Net cash provided by (used for)
operating activities	(16,132)	(12,310)	(30,396)

Cash Flows From Financing Activities:
Borrowings on debt - related party	5,800	-	5,800
Borrowing on debt-affiliated company	9,800	12,000	24,800
Net cash provided by (used for)
financing activities	15,600	12,000	30,600

Net Increase (Decrease) In Cash	(532)	(310)	204

Cash At The Beginning Of The Period	736	1,365	-

Cash At The End Of The Period	$204	$1,055	$204

Non-Cash Transactions
Conversion of accounts payable into Notes payable	$3,250	$-	$3,250

Supplemental Disclosure

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
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

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

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

Note 3. Related Party Transactions

During the nine months ended September 30, 2011, the Company has borrowed $9,800 from a company affiliated through common control. The related party payable balance was $24,800 at September 30, 2011. The loan does not bear interest and is payable upon demand.

During the nine months ended 9/30/11, related party advanced the Company an additional $5,800. On September 30, 2011, the company issued a promissory note to related party for advanced funds of $5,800. The note bears an interest rate of 8% and is payable upon demand.

Note 4. Short Term Debt

On September 30, 2011, the Company converted its legal fees due in the amount of $3,250 into a promissory note. The note amount now bears an 8% interest rate and is payable upon demand.

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

Results of Operations

The following discussion involves our results of operations for the three months ending September 30, 2011 and September 30, 2010 and the nine months ending September 30, 2011 and September 30, 2010.

From our inception on January 29, 2008 through September 30, 2011, all of our revenue was generated from one client. We had $4,247 in revenue.

Operating expenses, which includes depreciation and general and administrative expenses for the three months ended September 30, 2011 was $10,216. This compares to operating expenses for the three months ended September 30, 2010 of $3,083. Operating expenses for the nine months ended September 30, 2011 was $22,641. This compares to operating expenses for the nine months ended September 30, 2010 of $16,441. The major component of operating expenses was general and administrative expenses.

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

We had a net loss of $10,216 for the three months ended September 30, 2011. This compares with a net loss of $3,083 for the three months ended September 30, 2010. We had a net loss of $22,641 for the nine months ended September 30, 2011. This compares with a net loss of $15,422 for the nine months ended September 30, 2010.

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

Liquidity and Capital Resources

As of September 30, 2011, we had cash or cash equivalents of $204, compared to $1,055 as of September 30, 2010.

Net cash used for operating activities was $16,132 for the period ended September 30, 2011, compared to cash used for operating activities of $12,310 for the period ended September 30, 2010. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used or provided by investing activities were $-0-for both periods.

Cash flows provided by financing activities was $15,600 for the period ended September 30, 2011, compared to cash provided by financing activities of $12,000 for the period ended September 30, 2010.

During the nine months ended September 30, 2011, we had borrowed $9,800 from a company affiliated through common control. The related party payable balance was $24,800 at September 30, 2011. The loan does not bear interest and is payable upon demand.

Also during the nine months ended September 30, 2011, a related party to us advanced an additional $5,800. On September 30, 2011, we issued a promissory note to the related party for advanced funds. The note bears an interest rate of 8% and is payable upon demand.

In addition, through September 30, 2011, the related party contributed another $2,350 to the Company.

On September 30, 2011, we converted our legal fees due in the amount of $3,250 into a promissory note. The note amount now bears an 8% interest rate and is payable upon demand.

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

For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended December 31, 2010, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

We have had revenue during the period ended September 30, 2011.  Anticipated future operating revenue will come from art consulting, marketing and agent representation services provided to individuals whom are in the business of selling art.  Such revenues will be recorded as the art services are performed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer each have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms. Our Chief Executive Officer and the Chief Financial Officer each have also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

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

We were formed as a Colorado business entity in January 2008.  At the present time, we have a limited operating history and have never been consistently profitable. There can be no guarantee that we will ever be profitable.  From our inception on January 29, 2008 through September 30, 2011, we generated $279,247 in revenue.  We had a net loss of $53,750 for this period.  Our revenues depend upon the number of clients we can develop and service.  Our limited operating history makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, our past results may not be indicative of future results.  Although this is true for any business, it is particularly true for us because of our limited operating history.  Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly.  If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price. We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company.  Because we are a company with a limited history, the operations in which we engage in, the art consulting, marketing and agent business, is an extremely risky business. We have no historical frame of reference to determine whether this proposed business model will be successful. We may never become profitable, and, as a result, we could go out of business.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit
Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated June 1, 2008 for Spyglass Investment Partnership
4.2*	Warrant dated June 1, 2008 for David Wagner & Associates, P.C.
4.3	Form of Promissory Note
5.1*	Opinion re: Legality
10.1*	Promissory note dated June 1, 2008 with Spyglass Investment Partnership
10.2*	Promissory note dated June 1, 2009 with Spyglass Investment Partnership
10.3*	Promissory note dated June 1, 2010 with Spyglass Investment Partnership
31.1	Certification of CEO pursuant to Sec. 302
32.1	Certification of CEO pursuant to Sec. 906
31.2	Certification of CFO pursuant to Sec. 302
32.2	Certification of CEO pursuant to Sec. 906
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_________

* Previously filed

(b)	Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal quarter ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2011	Art Dimensions, Inc.

	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
President and Chief Executive Officer