Form 10-K
period 2011-12-31
ART DIMENSIONS, INC.
filed 2012-03-27
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes [X]             No [   ]

Indicate by check mark weather the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing).             Yes [X]         No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   [X] Yes            [  ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2011, was approximately $-0-.

As of February 29, 2012, the Registrant had 1,082,600 outstanding shares of common stock.

Documents Incorporated by Reference:   None

FORM 10-K
Art Dimensions, Inc.

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect the Company’s future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1.                 BUSINESS

Art Dimensions, Inc. (the “Company”) was incorporated in Colorado in January 2008.  The Company was a wholly-owned subsidiary of Art Design, Inc. (“Design”) until December 21, 2009 when the Company was spun off to Design’s shareholders in a transaction that was registered with the Securities and Exchange Commission.  One share of the Company’s common stock was distributed for every ten shares outstanding shares of Design.

The Company planned to provide consulting and marketing services in connection with the production of art.  However, the Company generated only limited revenue since inception and has been inactive since the summer of 2010.

The Company’s offices are located at 3636 S. Jason St., Denver, CO  80113.  The Company’s office telephone number is (303) 781-7280.

The Company’s offices are provided free of charge by Art Design, Inc., an affiliated entity.

As of February 29, 2012, the Company did not have any full time employees.

Item 1A.              RISK FACTORS.

Not applicable.

Item 1B.              UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              DESCRIPTION OF PROPERTY.

None.

ITEM 3.              LEGAL PROCEEDINGS.

None.

ITEM 4.              MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In November 2010, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “ATDM.”  There was no established trading market for the Company’s common stock prior to that date.

Shown below is the range of high and low closing prices for the Company’s common stock for the periods indicated as reported by the OTC Bulletin Board.  The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	High	Low

December 31, 2010	--	--

March 31, 2011	$1.50	$1.05
June 30, 2011	$1.01	$1.01
September 30, 2011	--	--
December 31, 2011	$1.01	$1.01

Since November 10, 2011, less than 8,000 shares of the Company’s common stock have traded.

As of February 29, 2012, the Company had 1,082,600 outstanding shares of common stock and 100 shareholders of record.

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors.  The Company’s board of directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

The Company’s articles of incorporation authorize the Company’s board of directors to issue up to 1,000,000 shares of preferred stock.  The provisions in the articles of incorporation relating to the preferred stock allow the Company’s directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of our common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by management.

In 2008 the Company issued 350,000 warrants in payment of services rendered. Each warrant allows the holder to purchase one share of the Company’s common stock at a price of $0.001 per share. The warrants expire on May 13, 2013.

Trades of the Company’s common stock are subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock.

Transfer Agent

The Company’s transfer agent is Corporate Stock Transfer located at 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

ITEM 6.              SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in Colorado in January 2008.  The Company has generated only limited revenues since its formation and has nominal assets.  The Company has been inactive since the summer of 2010.

During the year ended December 31, 2011:

•
Legal and Accounting expenses increased from the prior period since the Company changed auditors in late 2010. The Company’s new auditors charged more than the Company’s previous auditor for reviewing the Company’s 10-Q reports and auditing the Company’s financial statements for the years ended December 31, 2011 and 2010; and

•	General and Administrative expenses increased from the prior period due to the costs associated with adding Interactive Data Files to the Company’s website and 1934 Act reports.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2011:

	Total	2012	2013	2014

Loan Payments	$38,750	$38,750	--	--

During the year ended December 31, 2011 the Company did not generate any revenue. The Company does not have any internal or external sources of liquidity. The Company does not have any commitments from any person to provide the Company with any capital.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements and accompanying notes included with this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to the Company’s management, including the Company’s  Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of December 31, 2011, the Company’s controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s officers and directors are listed below. Directors are generally elected at the Company’s annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by the Company’s directors and serve at their discretion.

Name	Age	Position

Rebecca Gregarek	55	President and Director

Kathy Sheehan	48	Secretary-Treasurer and Director

Rebecca Gregarek was appointed the President and a Director of our company on January 29, 2008.  She has been involved in the interior design business in various capacities since 1975. She has been a Director of Art Design, Inc. since May, 2007.  From 2005 to the present, she has also been an Interior Design Consultant with By Design Group, Englewood, Colorado. From 2001-2005, she was associated with Home Builders Flooring, LLC- HBF Designs, Denver, Colorado.  This group worked at the Shea Design Center in Highlands Ranch, Colorado to develop custom window Coverings and after-market sales for new home buyers.  She oversaw a sales team in training and developing marketing and advertising strategies.  Her group won the JD Powers Award for customer satisfaction for 2001, 2002 and 2003.  Ms. Gregarek does not hold an academic degree but attended Arapahoe Community College, with courses in Interior Design.  She is a Certified Window Fashion Designer and a member of American Society of Interior Designers.

Kathy Sheehan has been the Secretary-Treasurer, Chief Financial Officer and a Director of our company since inception January 29, 2008. She has been the President Chief Executive Officer, Treasurer, Chief Financial Officer and a Director of Art Design, Inc.. since inception in January, 2002. She has also been the Chief Financial Officer, director and principal owner of Accessory Warehouse, Inc., a private company in the wholesale art framing manufacturing and home furnishing warehouse business, located in Denver, Colorado, from 1992 to the present. She attended Front Range Community College from 1980 to 1983. She has completed the Dale Carnegie Leadership Course.

The Company believes its directors are qualified to act as such due to their experience in the interior design and art businesses.

None of the Company’s directors is independent as that term is defined Section 803.A of the NYSE Amex Rules.

None of the Company’s directors is a financial expert as that term is defined by the Securities and Exchange Commission.

The Company has not adopted a Code of Ethics applicable to its officers or employees. The Company does not believe it needs a code of ethics at this time since Company is not active.

The Company does not have an audit or compensation committee. The Company’s directors acts as its compensation committee.

During the year ended December 31, 2011, no officer of the Company was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as a director of the Company or as a member of the Company’s compensation committee.

ITEM 11.            EXECUTIVE COMPENSATION

No compensation has been paid, whether in the form of cash, stock bonus awards, or stock option awards, to any of the Company’s officers during the last three fiscal years.

The Company does not have any stock option or stock bonus plans.

The Company does not have any consulting or employment agreements with any of its officers or directors.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

No compensation has been paid, whether in the form of cash, stock bonus awards, or stock option awards, to any of the Company’s directors during the last three fiscal years.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company’s common stock as of February 29, 2012, by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares, each director and executive officer of the Company and all directors and executive officers as a group.  Except as otherwise indicated, each shareholder has sole voting and investment power with respect to the shares they beneficially own.

Name and Address	Number of Shares	Percent of Class

Rebecca Gregarek	325,000 (1)	30%
3636 S. Jason St.
Englewood, CO 80113

Kathy Sheehan	270,000 (2)	25%
3636 S. Jason St.
Englewood, CO 80113

Todd Sheehan	245,000	23%
3636 S. Jason St.
Englewood, CO 80113

All Officers and	595,000	55%
Directors as a group
(two persons)

_____________

(1)        Includes 5,000 shares held of record by Ms. Gregarek’s minor child.

(2)	Includes 15,000 shares held of record by Ms. Sheehan’s minor children.

Kathy Sheehan and Todd Sheehan are married.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2011 the Company borrowed $10,700 from Todd Sheehan a principal shareholder of the Company. The loan bears interest at 8% per year, is unsecured and is payable upon demand. The loan balance was $10,700 at December 31, 2011.

During the year ended December 31, 2011 the Company borrowed $9,800 from Art Design, Inc., a company controlled by Rebecca Gregarek and Kathy Sheehan. The loan does not bear interest, is unsecured and is payable upon demand. The loan balance was $24,800 at December 31, 2011.

In December 2008 the Company issued 300,000 warrants to Spyglass Investment Partnership. Spyglass is controlled by David Gregarek, the husband of Rebecca Gregarek. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.001 per share. The warrants expire on May 13, 2013.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

MaloneBailey, LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2011 and 2010. The following table shows the aggregate fees billed to the Company for these years by MaloneBailey.

	Year Ended December 31,
	2011	2010

Audit Fees	$13,750	$8,427
Audit-Related Fees	-	--
Tax Fees	-	--
All Other Fees	-	--

Audit fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports.  Prior to contracting with MaloneBailey to render audit or non-audit services, each engagement was approved by the Company’s directors.

ITEM 15.            EXHIBITS FINANCIAL STATEMENT SCHEDULES.

Exhibits

3.1 Articles of Incorporation	(1)

3.2 Bylaws	(1)

31 Rule 13a-14(a) Certifications

32 Section 1350 Certifications
-----------------

   (1)   Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form S-1 (Commission File No. 333-153682).

ART DIMENSIONS, INC.
(A Development Stage Company)

 FINANCIAL STATEMENTS

December 31, 2011 and 2010

ART DIMENSIONS, INC.
(A Development Stage Company)
 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Art Dimensions, Inc.
Englewood. CO

We have audited the accompanying balance sheets of Art Dimensions, Inc., a development stage company, (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended, and for the period from January 29, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Art Dimension, Inc. from January, 29, 2008 (inception) to December 31, 2009. Those statements were audited by other auditors and our opinion, in so far as it relates to the amounts  included in the year ended from January, 29, 2008 (inception) to December 31, 2009, is based solely on the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended, and for the period from January 29, 2008 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated revenue and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com

Houston, Texas
March 26, 2012

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current assets
Cash	$443	$736
Accounts Receivable	-	$533
Total current assets	443	1,269

Total Assets	$443	$1,269

LIABILITIES &
STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payables	$7,509	$-
Accounts payable - related party	2,350	3,513
Accrued liabilities	183	-
Short term debt	3,250	-
Note payable related party	10,700	-
Payable to affiliated party	24,800	15,000
Total current liabilities	48,792	18,513

Total Liabilities	48,792	18,513

Stockholders' Deficit
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares
issued and outstanding	2,000	2,000
Additional paid in capital	11,865	11,865
Deficit accumulated during the development stage	(62,214)	(31,109)

Total Stockholders' Deficit	(48,349)	(17,244)

Total Liabilities and Stockholders' Equity	$443	$1,269

The accompanying notes are an integral part of these audited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period From January 29, 2008 (Inception) Through December 31, 2011

Net Revenue	$-	$1,019	$4,247

Operating expenses:
Accounting and legal	20,800	11,847	32,647
General and administrative	10,122	7,781	33,631
	30,922	19,628	66,278

Loss from operations	(30,922)	(18,609)	(62,031)

Other income (expense):
Interest (expense)	(183)	-	(183)

Net loss	$(31,105)	$(18,609)	$(62,214)

Net loss per share
(Basic and fully diluted)	$(0.03)	$(0.02)

Weighted average number of
common shares outstanding	1,082,060	1,082,060

The accompanying notes are an integral part of these audited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
	Common Stock			During The
		Amount	Paid In	Development	Stockholders'
	Shares	No Par Value	Capital	Stage	Deficit

Balances at Jan. 29, 2008 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuance -
January 29, 2009 shares issued for formation services at service value	2,000,000	2,000			2,000

Compensatory warrant issuances – January 29, 2009 shares issued for consulting services at service value			3,407		3,407

Net loss for the period				(6,589)	(6,589)

Balances at Dec. 31, 2008	2000,000	$2,000	$3,407	$(6,589)	$(1,182)

Redemption and redistribution of shares from spin off from parent	(917,940)				-

Debt relief from spin off			8,458		8,458

Net loss for the year				(5,911)	(5,911)

Balances at Dec. 31, 2009	1,082,060	$2,000	$11,865	$(12,500)	$1,365

Net loss for the year				(18,609)	(18,609)

Balances at Dec. 31, 2010	1,082,060	$2,000	$11,865	$(31,109)	$(17,244)
Net loss for the year				(31,105)	(31,105)
Balances at Dec. 31, 2011	1,082,060	$2,000	$11,865	$(62,214)	$(48,349)

The accompanying notes are an integral part of these audited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period From January 29, 2008 (Inception) Through December 31, 2011
Cash Flows From Operating Activities:
Net loss	$(31,105)	$(18,609)	$(62,214)

Adjustments to reconcile net loss to net cash Provided by (used for) operating activities:
Common stock issued for services	-	-	2,000
Warrant expense	-	-	3,407
Changes in operating assets and liabilities:
Accounts Receivable	533	(533)	-
Accounts payable	10,759	-	10,759
Accounts payable - related party	(1,163)	3,513	10,808
Accrued liabilities	183	-	183
Net cash used in operating activities:	(20,793)	(15,629)	(35,057)

Cash Flows From Financing Activities:
Borrowings on debt - related party	10,700	-	10,700
Borrowing on debt - affiliated company	9,800	15,000	24,800
Net cash provided by financing activities	20,500	15,000	35,500

Net Increase (Decrease) In Cash	(293)	(629)	443
Cash At The Beginning Of The Period	736	1,365	-
Cash At The End Of The Period	$443	$736	$443

Schedule Of Non-Cash Investing And Financing Activities
Conversion of accounts payable into notes payable	$3,250	$-	$3,250
Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these audited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915. For the period from January 29, 2008 (date of inception) through December 31, 2011, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

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

Net loss per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The Company’s weighted average shares of 1,082,060 as reported on the Statements of Operations for the years 2011 and 2010 do not include 350,000 common shares issuable under warrants outstanding as inclusion of those shares would be anti-dilutive.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1.	ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. There were no employee stock options issued or outstanding at December 31, 2011 and 2010.

Products and services, geographic areas and major customers

The Company earns revenue from the sale of art products and consulting services, but does not separate sales into different operating segments. All sales are domestic and to external customers. All Company sales for the period from December 31, 2011 and 2010 of  $- and $1,019 were to two customers.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 1.	ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Recently Issued Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements through the filing date and believes that none of them will have a material effect on the Company.

Reclassifications

Certain prior amounts have been reclassified to conform with the current year presentation.

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

NOTE 3.             INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At December 31, 2011 and 2010 the Company had approximately $55,625 and $24,520 and in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset of $18,913 and $8,337 resulting from the loss carryforward has been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2010 was approximately $10,576 and $6,327.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 3.              INCOME TAXES (Continued)

The Company’s income tax filings are subject to audit by various taxing authorities. The Company’s open audit periods are 2008, 2009, and 2010, although, the statute of limitations for the 2008 tax year will expire effective March 15, 2011. In evaluating the Company’s provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

NOTE 4.             SHORT TERM DEBT

 In September 2011, company issued a promissory note in exchange for legal fees due in the amount of $3,250. The note amount bears an 8% interest rate, payable on demand and had accrued interest of $65 as of December 31, 2011.

NOTE 5.             RELATED PARTY TRANSACTIONS

During the year, Company’s major shareholder advanced $10,700 at 8% interest and is payable on demand. As of December 31, 2011, company has accrued interest of $118 on note payable.

During the year, the Company has borrowed $9,800 from a company affiliated through common control. The related party payable balance was $24,800 at December 31, 2011. The loan does not bear interest and is payable upon demand..

NOTE 6.              STOCK COMPENSATION

In January 2008 the Company issued its parent corporation 2,000,000 common shares valued at $2,000 for formation stage consulting services.

Stock options and warrants

At December 31, 2011 and 2010 the Company had stock options and warrants outstanding as described below.

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
December 31, 2011 and 2010

NOTE 6.             STOCK COMPENSATION (Continued)

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

The trading prices of a limited activity public company was chosen to best estimate the Company’s own stock price volatility as the Company currently conducts only limited operations and there can be no guarantee of expanded operations in the future. No warrants were exercised, expired or were cancelled during the period nor during the year ended December 31, 2011, leaving a December 31, 2011 and 2010 balance of 350,000 non-employee stock warrants outstanding.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding at December 31, 2011 and 2010.

NOTE 7.              SPIN OFF TRANSACTION

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

Date: March 27, 2012		Art Dimensions, Inc.
	By:	/s/ Rebecca Gregarek
Rebecca Gregarek President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rebecca Gregarek	Principal Executive Officer and a Director	March 27, 2012
Rebecca Gregarek

/s/ Kathy Sheehan	Principal Financial and Accounting Officer and a Director	March 27, 2012
Kathy Sheehan