Form 10-Q
period 2012-03-31
ART DIMENSIONS, INC.
filed 2012-05-15
CIK 1445918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:    000-53853

ART DIMENSIONS, INC.
(Exact name of registrant as specified in its charter)

Colorado	80-0182193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3636 S. Jason St.
     Englewood, CO  80113
(Address of principal executive offices, including Zip Code)

(303) 781-3377
(Issuer’s telephone number, including area code)

___________________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   1,082,600 shares of common stock as of May 15, 2012.

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets
Cash	$343	$443
Total current assets	343	443

Total Assets	$343	$443

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables	$11,764	$7,509
Accounts payable - related party	2,350	2,350
Accrued liabilities	462	183
Short term debt	3,250	3,250
Note payable related party	10,700	10,700
Payable to affiliated party	-	24,800
Total current liabilities	28,526	48,792

Total Liabilities	28,526	48,792

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares
issued and outstanding	2,000	2,000
Additional paid in capital	36,665	11,865
Deficit accumulated during the dev. stage	(66,848)	(62,214)

Total Stockholders' Equity	(28,183)	(48,349)
Total Liabilities and Stockholders' Equity	$343	$443

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
	Three Month	Three Month	January 29, 2008
	Period Ended	Period Ended	(Inception)
	March 31,	March 31,	Through
	2012	2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenue	$-	$-	$4,247

Operating expenses:
Accounting & legal	4,055	-	36,702
General and administrative	300	8,928	33,931
	4,355	8,928	70,633

Loss from operations	(4,355)	(8,928)	(66,386)

Other income (expense):
Interest expense	(279)	-	(462)

Net loss	$(4,634)	$(8,928)	$(66,848)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	1,082,060	1,082,060

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
	Three Month	Three Month	January 29, 2008
	Period Ended	Period Ended	(Inception)
	March 31,	March 31,	Through
	2012	2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,634)	$(8,928)	$(66,848)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Common stock issued for services	-	-	2,000
Warrant expense	-	-	3,407
Changes in operating assets and liabilities:
Accounts Receivable	-	533	-
Accounts payable	4,255		15,014
Accounts payable - related party	-	(798)	10,808
Accrued liabilities	279	-	462
Net cash provided by (used for)
operating activities	(100)	(9,193)	(35,157)

Cash Flows From Financing Activities:
Borrowings on debt - related party	-		10,700
Borrowing on debt - affiliated company	-	9,500	24,800
Net cash provided by (used for)
financing activities	-	9,500	35,500

Net Increase (Decrease) In Cash	(100)	307	343
Cash At The Beginning Of The Period	443	736	-
Cash At The End Of The Period	$343	$1,043	$343

Schedule Of Non-Cash Investing And Financing Activities
Conversion of accounts payable into notes payable	$-	$-	$3,250
Debt forgiveness by shareholders	$24,800	$-	$24,800

Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Dimensions, Inc. (the “Company”), was incorporated in the State of Colorado on January 29, 2008. The Company was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art.

Basis of Presentation

The accompanying unaudited interim financial statements of Art Dimensions Inc. have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2011, as reported in Form 10-K, have been omitted.

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

Note 3. Related Party Transactions

The Company’s major shareholder advanced $10,700 at 8% interest and is payable on demand. As of March 31, 2012 and December 31, 2011, the company has accrued interest of $279 and $118, respectively, on the note payable. Interest expense for the three months ended March 31, 2012 and 2011 was $279 and $0 respectively.

The Company has borrowed $24,800 from a company affiliated through common control at December 31, 2011. The loan does not bear interest and is payable upon demand. In connection with a change of control of the affiliated company, the outstanding payable to this affiliate was forgiven. The transaction was recorded as debt forgiveness by shareholders and was reflected in the change in equity as of March 31, 2012.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 31, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The Company was incorporated in Colorado in January 2008.  The Company has generated only limited revenues since its formation and has nominal assets.  The Company has been inactive since the summer of 2010.

During the three months ended March 31, 2012:

•
Legal and Accounting expenses increased from the prior period since the Company changed auditors in late 2010. The Company’s new auditors charged more than the Company’s previous auditor for reviewing the Company’s 10-Q reports and auditing the Company’s financial statements for the years ended December 31, 2011 and 2010; and

•	General and Administrative expenses decreased from the prior period due to the costs associated with adding Interactive Data Files to the Company’s website and 1934 Act reports in 2011.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2012:

	Total	2012	2013	2014

Loan Payments	$38,750	$38,750	--	--

During the year ended December 31, 2011 and the three months ended March 31, 2012 the Company did not generate any revenue. The Company does not have any internal or external sources of liquidity. The Company does not have any commitments from any person to provide the Company with any capital.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2012, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 6.  EXHIBITS

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART DIMENSIONS, INC.

May 15, 2012	By:	/s/ Rebecca Gregarek
Rebecca Gregarek,
Chief Executive Officer

	By:	/s/ Kathy Sheehan
Kathy Sheehan,
Principal Financial and Accounting Officer