Form 10-K/A
period 2010-12-31
ART DIMENSIONS, INC.
filed 2012-05-29
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑.

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☑.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑    No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☑.

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Art Dimensions, Inc.
Denver, Colorado

I have audited the accompanying balance sheet of Art Dimensions, Inc. (a development stage company) as of December 31, 2009, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from January 29, 2008 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art Dimensions, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period from January 29, 2008 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Art Dimension, Inc.
(a development stage company)
Englewood, Colorado

We have audited the balance sheet of Art Dimension Inc. (a development stage company) (the “Company”) as of December 31, 2010 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended and for the period from January 29, 2008 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company for the period from January 29, 2008 (inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March  25, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company s ability to continue as a going concern. The financial statements for the period from January 29, 2008 (inception) to December 31, 2009 reflect a net loss of $12,500. Our opinion, insofar as it relates to the cumulative amounts included for such prior periods as indicated in the accompanying financial statements, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from January 29, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

ART DIMENSIONS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit Accumulated During The Development Stage	Stock holders' Equity

	Common Stock
		Amount	Paid In Capital
	Shares	No Par Value

Balances at Jan. 29, 2008 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuance -
January 29, 2009 shares issued for
formation services at service value	2,000,000	2,000			2,000

Compensatory warrant issuances -
January 29, 2009 shares issued for
consulting services at service value			3,407		3,407

Net income (loss) for the period				(6,589)	(6,589)

Balances at Dec. 31, 2008	2,000,000	$2,000	$3,407	$(6,589)	$(1,182)

Redemption and redistribution of shares
from spin off from parent	(917,940)				-

Debt relief from spin off			8,458		8,458

Net income (loss) for the year				(5,911)	(5,911)

Balances at Dec. 31, 2009	1,082,060	$2,000	$11,865	$(12,500)	$1,365

Net income (loss) for the year				(18,609)	(18,609)

Balances at Dec. 31, 2010	1,082,060	2,000	11,865	(31,109)	(17,244)

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report on Form 10-K/A.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K/A, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to the Company’s management, including the Company’s  Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

Date: May 23, 2012		Art Dimensions, Inc.
	By:	/s/ Rebecca Gregarek
Rebecca Gregarek President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 23, 2012	By:	/s/ Kathy Sheehan
Kathy Sheehan
Principal Financial and Accounting Officer and a Director

Date: May 23, 2012	By:	/s/ Rebecca Gregarek
Rebecca Gregarek
Principal Executive Officer and a Director