Form 10-Q
period 2012-06-30
ART DIMENSIONS, INC.
filed 2012-08-20
CIK 1445918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2012

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-53853

                              ART DIMENSIONS, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                     80-0182193
-------------------------------            ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                                3636 S. Jason St.
                               Englewood, CO 80113
                       -----------------------------------
          (Address of principal executive offices, including Zip Code)

                                 (303) 781-3377
                          ---------------------------
                (Issuer's telephone number, including area code)

                                       N/A
                       -----------------------------------
          (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer      [ ]         Accelerated filer         [ ]

Non-accelerated filer        [ ]         Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,082,060 shares of common stock as of August 14, 2012.

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                           (Unaudited)
                                             June 30,           December 31,
                                               2012                2011
                                          ----------------     -------------
   ASSETS
     Current assets
           Cash                             $    343              $   443

           Accounts Receivable              $      -              $     -
                                            --------              -------
              Total current  assets              343                  443
                                            --------              -------

     Total Assets                           $    343              $   443
                                            ========              =======

   LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities
       Accounts payables                    $      -              $ 7,509
       Accounts payable - related party       22,297                2,350
       Accrued interest                          924                  183
       Short term debt                         3,250                3,250
       Note payable related party             10,700               10,700
       Payable to affiliated party                 -               24,800
                                            --------              -------
           Total current liabilities          37,171               48,792
                                            --------              -------

     Total Liabilities                        37,171               48,792
                                            --------              -------

     Stockholders' Equity
      Preferred stock, no par value;
        1,000,000 shares authorized;
        no shares issued and outstanding           -                    -
      Common stock, no par value;
        50,000,000 shares authorized;
        1,082,060 shares issued and
        outstanding                            2,000                2,000
      Additional paid in capital              36,665               11,865
      Deficit accumulated during
        the dev. stage                       (75,493)             (62,214)
                                            --------              -------
     Total Stockholders' Equity              (36,828)             (48,349)
                                            --------              -------

     Total Liabilities and
     Stockholders' Equity                   $    343              $   443
                                            ========              =======


                  The accompanying notes are an integral part of the
                        unaudited financial statements.

                                 ART DIMENSIONS, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                                      Three Month             Three Month
                                      Period Ended            Period Ended
                                     June 30, 2012            June 30,  2011
                                    ---------------          --------------
                                      (Unaudited)               (Unaudited)

   Sales - net of returns           $           -              $           -

   Operating expenses:
     Accounting & legal                     7,060                          -
     General and administrative             1,124                      3,497
                                    -------------              -------------
                                            8,184                      3,497
                                    -------------              -------------

   Gain (loss) from operations             (8,184)                    (3,497)
                                    -------------              -------------

   Other income (expense):
        Interest                             (462)                         -
                                    -------------              -------------

   Total other income (expense)              (462)                         -

   Income (loss) before provision
     for income taxes                      (8,646)                    (3,497)

   Provision for income tax                     -                          -
                                    -------------              -------------
   Net income (loss)                $      (8,646)             $      (3,497)
                                    =============              =============

   Net income (loss) per share
   (Basic and fully diluted)        $       (0.01)             $      (0.00)
                                    =============              =============

   Weighted average number of
    common shares outstanding           1,082,060                  1,082,060
                                    =============              =============


                  The accompanying notes are an integral part of the
                        unaudited financial statements.

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                    Period From
                                  Six Month        Six Month      January 29, 2008
                                Period Ended     Period Ended       (Inception)
                                  June 30,         June 30,           Through
                                    2012             2011          June 30, 2012
                               ----------------  --------------  -------------------
                                (Unaudited)       (Unaudited)        (Unaudited)

   Sales - net of returns       $          -       $        -      $    4,247

   Operating
   expenses:
     Accounting & legal               11,115                -          43,762
     General and administrative        1,423           12,425          35,054
                                ------------       ----------      ----------

                                      12,538           12,425          78,816
                                ------------       ----------      ----------
   Gain (loss) from
   operations                        (12,538)         (12,425)        (74,569)
                                ------------       ----------      ----------

   Other income (expense):
        Interest                        (741)               -            (924)
                                ------------       ----------      ----------

   Total other income (expense)         (741)               -            (924)

   Income (loss) before
    provision for income taxes       (13,279)         (12,425)        (75,493)


   Provision for income tax                -                -               -
                                ------------       ----------      ----------
   Net income (loss)            $    (13,279)      $  (12,425)     $  (75,493)
                                ============       ==========      ==========

   Net income (loss) per share

   (Basic and fully diluted)           (0.01)           (0.01)
                                ============       ==========

   Weighted average number
   of common shares
   outstanding                     1,082,060        1,082,060
                                ============       ==========


               The accompanying notes are an integral part of the
                        unaudited financial statements.

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Deficit
                                               Common Stock                    Accumulated
                                            ------------------                 During the
                                                       Amount No    Paid In    Development    Stockholders'
                                             Shares    Par Value    Capital      Stage            Equity
                                             ------    ----------   --------   ----------     --------------

 Balances at January 29, 2008 (Inception)         -     $     -     $      -    $     -           $      -

Compensatory stock issuance -
   January 29, 2009 shares issued for
   formation services at service value    2,000,000       2,000                                      2,000

Compensatory warrant issuances -
   January 29, 2009 shares issued for
   consulting services at service value                                3,407                         3,407

Net income (loss) for the period                                                  (6,589)           (6,589)
                                          ---------     -------     --------    --------          --------
Balances at December 31, 2008             2,000,000     $ 2,000     $  3,407    $ (6,589)         $ (1,182)

Redemption and redistribution of shares
  from spin off from parent                (917,940)                                                     -

Debt relief from spin off                                              8,458                         8,458

Net income (loss) for the year                                                    (5,911)           (5,911)
                                          ---------     -------     --------    --------          --------
Balances at December                      1,082,060     $ 2,000     $ 11,865    $(12,500)         $  1,365
                                          =========     =======     ========    ========          ========

Net income (loss) for the year                                                   (18,609)          (18,609)
                                          ---------     -------     --------    --------          --------
Balances at December 31, 2010             1,082,060     $ 2,000     $ 11,865    $(31,109)         $(17,244)
                                          =========     =======     ========    ========          ========

Net income (loss) for the year                                                   (31,105)          (31,105)
                                          ---------     -------     --------    --------          --------
Balances at December 31, 2011             1,082,060     $ 2,000     $ 11,865    $(62,214)         $(48,349)
                                          =========     =======     ========    ========          ========

Debt forgiveness by shareholder                                     $ 24,800                      $ 24,800
Net (loss) March 31, 2012 (Unaudited)                                            (13,279)          (13,279)
                                          ---------     -------     --------    --------          --------
Balances at June 30, 2012 (Unaudited)     1,082,060     $ 2,000     $ 36,665    $(75,493)         $(36,828)
                                          =========     =======     ========    ========          ========




                   The accompanying notes are an integral part of the
                        unaudited financial statements.

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                          Period From
                                                                          January 29,
                                         Six Month        Six Month          2008
                                       Period Ended      Period Ended     (Inception)
                                         June 30,          June 30,         Through
                                           2012              2011        June 30, 2012
                                      ----------------  ---------------  --------------
                                        (Unaudited)       (Unaudited)     (Unaudited)

Cash Flows From Operating Activities:
   Net income (loss)                    $ (13,279)       $ (12,425)        $ (75,493)

   Adjustments to reconcile net loss to
   net cash provided by (used for)
   operating activities:
     Common stock issued for services           -                -             2,000
     Warrant expense                            -                -             3,407
     Changes in operating assets and
     liabilities:
        Accounts Receivable                     -              533                 -
        Accounts payable                   (7,509)           2,797             3,250
        Related party payables             19,947           (3,513)           30,755
        Interest payable                      741                -               924
                                        ---------        ---------         ---------
   Net cash provided by (used for)
    operating activities                     (100)         (12,608)          (35,157)
                                        ---------        ---------         ---------

   Cash Flows From Investing Activities:
     Net cash provided by (used for)
     investing activities                       -                -                 -
                                        ---------        ---------         ---------

   Cash Flows From Financing Activities:
      Conversion of accounts payable into
        notes payable                           -                -                 -
      Borrowings on debt - related party        -            2,500            10,700
      Borrowing on debt - affiliated
        company                                 -            9,600            24,800
                                        ---------        ---------         ---------
    Net cash provided by (used for)
     financing activities                       -           12,100            35,500
                                        ---------        ---------         ---------

   Net Increase (Decrease) In Cash           (100)            (508)              343
                                        ---------        ---------         ---------

   Cash At The Beginning Of The Period        443              736                 -
                                        =========        =========         =========

   Cash At The End Of The Period        $     343        $     228         $     343
                                        =========        =========         =========

Schedule Of Non-Cash Investing And
 Financing Activities Conversion
 of accounts payable into notes payable $       -        $       -         $   3,250
   Forgiveness of debt                  $  24,800                          $  24,800
Supplemental Disclosure
   Cash paid for interest               $       -        $       -         $       -
   Cash paid for income taxes           $       -        $       -         $       -



               The accompanying notes are an integral part of the
                        unaudited financial statements.

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2012
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Dimensions, Inc. (the "Company"), was incorporated in the State of Colorado on January 29, 2008. The Company was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art.

Basis of Presentation

The accompanying unaudited interim financial statements of Art Dimensions Inc. have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2011, as reported in Form 10-K, have been omitted.

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

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2012
                                   (Unaudited)


Note 2. Going Concern

The Company has suffered recurring losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the company to continue as a going concern.

Note 3. Related Party Transactions

The Company's major shareholder advanced $10,700 at 8% interest and is payable on demand. As of June 30, 2012 and 2011, the company has accrued interest of $924 and $-0-, respectively, on the note payable. Interest expense for the six months ended June 30, 2012 and 2011 was $741 and $-0- respectively.

During the period ended June 30, 2012 officers of the Company advanced an additional $19,947.

The Company has borrowed $24,800 from a company affiliated through common control. The related party payable balance was $24,800 at December 31, 2011. The loan does not bear interest and is payable upon demand. In connection with a change of control of Art Design, the outstanding payable to this affiliate was forgiven. The transaction was recorded as a distribution to shareholders and was reflected in the change in equity as of June 30, 2012.

                           FORWARD LOOKING STATEMENTS

     The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict",
"potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission ("SEC") on June 30, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

      The Company was incorporated in Colorado in January 2008. The Company has generated only limited revenues since its formation and has nominal assets. The Company has been inactive since the summer of 2010.

      During the three months ended June 30, 2012:

     o Legal and Accounting expenses increased from the prior period since the Company changed auditors in late 2010. The Company's new auditors charged more than the Company's previous auditor for reviewing the Company's 10-Q reports and auditing the Company's financial statements for the years ended December 31, 2011 and 2010; and

     o General and Administrative expenses decreased from the prior period due to the costs associated with adding Interactive Data Files to the Company's website and 1934 Act reports in 2011.

Contractual Obligations

      The following table summarizes the Company's contractual obligations as of June 30, 2012:

                             Total        2012        2013        2014
                             -----        ----        ----        ----

         Loan Payments      $13,950     $13,950        --          --

     During the year ended December 31, 2011 and the three months ended June 30, 2012 the Company did not generate any revenue. The Company does not have any internal or external sources of liquidity. The Company does not have any commitments from any person to provide the Company with any capital.

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Company's financial condition, changes in financial condition, results of operations, liquidity or capital resources

Item 4.  Controls and Procedures.

     (a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2012, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                     ART DIMENSIONS, INC.


August 20, 2012                      By: /s/ Rebecca Gregarek
                                         ------------------------------------
                                         Rebecca Gregarek, Chief Executive
                                            Officer



                                     By: /s/ Kathy Sheehan
                                         ------------------------------------
                                         Kathy Sheehan, Principal inancial and
                                            Accounting Officer