Form 10-K/A
period 2010-12-31
ART DIMENSIONS, INC.
filed 2012-09-24
CIK 1445918

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2010

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-53853

                              Art Dimensions, Inc.
                      -----------------------------------
        (Exact Name of Small Business Issuer as specified in its charter)

        Colorado                             80-0182193
--------------------------            --------------------------
     (State or Other                     (IRS Employer File
      Jurisdiction                             Number)
    of Incorporation)

  3636 S. Jason Street
   Englewood, Colorado                          80113
--------------------------            --------------------------
  (Address of Principal                      (Zip Code)
   Executive Offices)

                                 (303) 781-7280
                     -------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|.

Indicate by check mark if registrant is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes |_| No |X|.

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| (Do not Smaller reporting company |X| check if a smaller reporting company) Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $1,136,163.

                                    FORM 10-K
                              Art Dimensions, Inc.

                                      INDEX


PART I

Item 1. Business                                                             3

Item 1A. Risk Factors                                                        6

Item 2. Property                                                            12

Item 3. Legal Proceedings                                                   12

Item 4. Submission of Matters to a Vote of Security Holders                 12

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder          12
Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data                                             14

Item 7. Management's Discussion and Analysis of Financial Condition and     14
Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         19

Item 8. Financial Statements and Supplementary Data                         19

Item 9. Changes in and Disagreements with Accountants on Accounting and     32
Financial Disclosures

Item 9A(T). Controls and Procedures                                         32

Item 9B. Other Information                                                  33

PART III

Item 10. Directors, Executive Officers and Corporate Governance             33

Item 11. Executive Compensation                                             35

Item 12. Security Ownership of Certain Beneficial Owners and Management     35
and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director       35
Independence

Item 14. Principal Accountant Fees and Services                             36

Item 15. Exhibits Financial Statement Schedules                             36

Financial Statements pages                                               21 - 31

Signatures                                                                  38

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

                                     PART I

Item 1. DESCRIPTION OF BUSINESS.

General

     We were incorporated in January 29, 2008. We began operations as of our date of incorporation, January 29, 2008. We were formerly a wholly-owned subsidiary of Art Design, Inc.("ATDN"). On August 21, 2009, the directors of ATDN approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to ATDN shareholders on a pro rata basis, with one share each of ART DIMENSIONS, Inc. to be issued for each ten shares issued and outstanding of common stock owned by such ATDN shareholders as of the Record Date. Since ATDN's business is related to the current activities of Art Dimensions, the ATDN directors decided it was in the best interest of ATDN and Art Dimensions and ATDN's shareholders to spin-off Art Dimensions to minimize any potential of conflict of interest by more clearly focusing each company on their own, individual business plans. Also, the management of Art Design, Inc. originally thought that the two companies would operate in a more closely-related manner. However, management of Art Design, Inc. now believes that the companies have two unique and distinct business plans and should not be directly tied together in order to maximize the potential success of both. ATDN's business is primarily the sale of products with service and consulting as ancillary components. On the other hand, Art Dimensions business is to primarily service and consulting with the sale of products as an ancillary component. To the extent there may be an overlap of activities, a potential conflict of interest may exist. However, each company will utilize its best efforts to minimize any impact. Both companies operate as separate, distinct entities. The shares of Art Dimensions were spun off to the ATDN in December, 2009. On June 1, 2008, an organization named Spyglass Investment Partnership ("Spyglass ") agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which now due December 31, 2011. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

     The consulting and marketing services we provide to artists includes, but are not limited to the following business activities such as: development of a business plan and/or marketing plan; website analysis of the artist's site; how an artist should present oneself and his/her art; how to price art for sale/exhibition; pricing art for sale; critical essay for an exhibition catalogue; write/rewrite of an artist statement; provide custom content for an artist or gallery website and provide seminars and lectures on business aspects of art. The business representation services we provide to artists includes but not limited to: contract review and/or negotiation and mediation and dispute resolution. The consulting and marketing services we provide to non-artists includes the following types of activities or tasks: advice on whether to buy or sell a work of art; advice on how to develop a collection; consulting on estate or inheritance issues; expert witness testimony; assistance with fundraisers or charity events; seminars and lectures on art business issues; critical essay for an exhibition or collection catalogue and estate planning for art.

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

For the period ended December 31, 2010 and 2009, our accountants have expressed substantial doubt about our ability to continue as a going concern as a result of our loss from operations and the requirement of significant future expenditures in connection with marketing efforts and general and administrative expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     o    our ability to locate clients who will purchase our services; and
     o    our ability to generate revenues.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. Spyglass is currently our only source of financing. It should be noted that Spyglass is under no obligation to lend us funds under the term of the note. We have no indication that Spyglass would refuse to lend us funds if we should ask. Spyglass is owned, in part by Mrs. Gregarek's husband. It would be very difficult to find a financing source to replace
Spyglass. The loss of the Spyglass financing would have a material adverse effect on our business. At the present time, we have no definitive plans for financing in place, other than the funds which we have already obtained. In the event that we need additional capital, we will need to identify alternate sources of capital for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

We depend almost entirely on the efforts and continued employment of Mrs. Gregarek, our President and Kathy Sheehan, our Secretary-Treasurer. Mrs. Gregarek is our primary executive officer, and we will depend on her for nearly all aspects of our operations. Mrs. Sheehan is our primary financial officer, and we will depend on her for nearly all aspects of our financial compliance. We do not have an employment contract with either Mrs. Gregarek or Mrs. Sheehan, and we do not carry key person insurance on either's life. The loss of the services of Mrs. Gregarek or Mrs. Sheehan through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mrs. Gregarek or Mrs. Sheehan.

Applicable SEC rules governing the trading of "Penny Stocks" limit the liquidity of our common stock, which may affect the trading price of our common stock. The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not able to sell your shares when you want to do so, if at all.

Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser's agreement to a transaction prior to purchase. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock. The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock. As a result of any or all of these factors, you may not able to sell your shares when you want to do so, if at all.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

     The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     o contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     o contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;
     o contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
     o contains a toll-free telephone number for inquiries on disciplinary actions;
     o defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     o contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

     The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     o    the bid and offer quotations for the penny stock;
     o the compensation of the broker-dealer and its salesperson in the transaction;
     o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     o monthly account statements showing the market value of each penny stock held in the customer's account.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

     Our operating expenses consisting solely of general and administrative expenses, were $19,628 for the fiscal year ended December 31, 2010, and $6,220 for the fiscal year ended December 31, 2009. From our inception on January 29, 2008 through December 31, 2010, our operating expenses were $35,356.

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

     Over the next twelve months we do not expect any material capital costs to develop operations. We do not plan to purchase real estate or large capital items.

     On June 1, 2008, an organization named Spyglass Investment Partnership ("Spyglass ") agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which now due December 31, 2011. This promissory note is under the same terms and conditions and same amount as the prior promissory note with Spyglass.It should be noted that Spyglass is under no obligation to lend us funds under the term of the note.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           December 31, 2010 and 2009

                              ART DIMENSIONS, INC.
                        Consolidated Financial Statements



                                TABLE OF CONTENTS



                                                                         Page
                                                                      ---------


REPORT OF INDEPENDENT REGISTEREDPUBLIC ACCOUNTING FIRM                   20

CONSOLIDATED FINANCIAL STATEMENTS

            Balance sheets                                               22
            Statements of operations                                     23
            Statements of stockholders' equity                           24
            Statements of cash flows                                     25
            Notes to financial statements                                26

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has a stockholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado             /s/ Ronald R. Chadwick, P.C.
                             ----------------------------
March 25, 2010               RONALD R. CHADWICK, P.C.

                  Report of Independent Registered Public Accounting Firm

To the Board of Directors
Art Dimension, Inc.
(a development stage company)
Englewood, Colorado

We have audited the balance sheet of Art Dimension Inc. (a development stage company) (the "Company") as of December 31, 2010 and the related statements of operations, shareholders' equity, and cash flows for the year then ended and for the period from January 29, 2008 (Inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements of the Company for the period from January 29, 2008 (inception) to December 31, 2009 were not audited by us. Those statements were audited by other auditors whose report, dated March 25, 2010 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company s ability to continue as a going concern. The financial statements for the period from January 29, 2008 (inception) to December 31, 2009 reflect a net loss of $12,500. Our opinion, insofar as it relates to the cumulative amounts included for such prior periods as indicated in the accompanying financial statements, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended and for the period from January 29, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Art Design, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Art Design, Inc. suffered losses from operations and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2 The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 13, 2011

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                                             Dec. 31,  Dec. 31,
                                                               2010      2009
                                                             -------- ---------

ASSETS

Current assets
Cash                                                         $   736  $  1,365
Accounts Receivable                                              533         -
                                                             -------- ---------
Total current assets                                           1,269     1,365
                                                             -------- ---------

Total Assets                                                 $ 1,269  $  1,365
                                                             ======== =========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Related party payables                                       $18,513         -
                                                             -------- ---------
Total current liabilities                                     18,513         -
                                                             -------- ---------

Total Liabilities                                             18,513         -
                                                             -------- ---------


Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding                                   -         -
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding                        2,000     2,000
Additional paid in capital                                    11,865    11,865
Deficit accumulated during the development stage             (31,109)  (12,500)
                                                             -------- ---------

Total Stockholders' Equity                                   (17,244)    1,365
                                                             -------- ---------

Total Liabilities and Stockholders' Equity                   $ 1,269  $  1,365
                                                             ======== =========

          The accompanying notes are an integral part of the financial statements.

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                                                       Period
                                                                        From
                                                                      Jan. 29,
                                                                        2008
                                                      Year     Year  (Inception)
                                                     Ended    Ended    Through
                                                    Dec. 31, Dec. 31,  Dec. 31,
                                                      2010     2009       2010
                                                   --------- -------- ---------

Net Revenue                                        $  1,019 $    309  $  4,247

Operating expenses:
Compensatory equity issuances                                            5,407
General and administrative                           19,628    6,220    29,949
                                                   ------------------ ---------
                                                     19,628    6,220    35,356
                                                   ------------------ ---------
Loss from operations                                (18,609)  (5,911)  (31,109)
                                                   ------------------ ---------
Provision for income tax                                  -        -         -
                                                   ------------------ ---------
Net loss                                           $(18,609)$ (5,911) $(31,109)
                                                   ================== =========
Net loss per share
(Basic and fully diluted)                          $  (0.02)$      -
                                                   ==================

Weighted average number of common shares
outstanding                                        1,082,060 1,961,753
                                                   ===================

          The accompanying notes are an integral part of the financial statements.

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Common Stock                  Deficit
                                ------------------             Accumulated
                                           Amount               During The     Stock
                                           No Par   Paid In    Development    holders'
                                  Shares    Value   Capital       Stage        Equity
                                ------------------  --------- -------------  ---------

Balances at Jan. 29, 2008
(Inception)                              -  $     -  $     -    $       -     $      -

Compensatory stock issuance -
January 29, 2009 shares issued
for
formation services at service
value                            2,000,000    2,000                              2,000

Compensatory warrant issuances -
January 29, 2009 shares issued
for
consulting services at service
value                                                  3,407                     3,407

Net income (loss) for the period                                  (6,589)       (6,589)

Balances at Dec. 31, 2008        2,000,000  $ 2,000  $ 3,407   $  (6,589)     $ (1,182)

Redemption and redistribution
of shares from spin off
from parent                        (917,94)                                          -

Debt relief from spin off                              8,458                     8,458

Net income (loss) for the year                                    (5,911)       (5,911)

Balances at Dec. 31, 2009        1,082,060  $ 2,000  $11,865   $ (12,500)     $  1,365

Net income (loss) for the year                                   (18,609)      (18,609)

Balances at Dec. 31, 2010        1,082,060    2,000   11,865     (31,109)      (17,244)
                                ==========  =======  =======   ===========    =========


          The accompanying notes are an integral part of the financial statements.

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                       Period
                                                                        From
                                                                      Jan. 29,
                                                                        2008
                                                      Year     Year  (Inception)
                                                     Ended    Ended    Through
                                                    Dec. 31, Dec. 31,  Dec. 31,
                                                      2010     2009       2010
                                                   --------- -------- ---------

Cash Flows From Operating Activities:
Net loss                                           $(18,609) $ (5,911) $(31,109)

Adjustments to reconcile net loss to net
cash provided by (used for) operating
activities:
Common stock issued for services                                          2,000
Warrant expense                                                           3,407
Change in operating assets and liabilities:
Accounts Receivable                                    (533)        -      (533)
Related party payables                                3,513     5,149    11,971
                                                   --------- -------- ---------
Net cash provided by (used for)
operating activities                                (15,629)     (762)  (14,264)
                                                   --------- -------- ---------

Cash Flows From Financing Activities:
Borrowing on debt-affiliated company               $ 15,000  $      -  $ 15,000
                                                   --------- -------- ---------
Net cash provided by financing activities          $ 15,000  $      -  $ 15,000

Net Increase (Decrease) In Cash                        (629)     (762)      736

Cash At The Beginning Of The Period                   1,365     2,127         -
                                                   --------- -------- ---------

Cash At The End Of The Period                      $    736  $  1,365  $    736
                                                   ========= ======== =========

Supplemental Disclosure

Cash paid for interest                             $      -  $      -  $      -
Cash paid for income taxes                         $      -  $      -  $      -

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

                              ART DIMENSIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2009 and 2010


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Art Dimensions, Inc. (the "Company"), was incorporated in the State of Colorado on January 29, 2008. The Company is was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art. While the Company intends to provide consulting and marketing services in the future, the Company's business to date has consisted solely of selling pieces of art. The Company is considered to be a development stage entity, as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915. For the period from January 29, 2008 (date of inception) through December 31, 2010, the Company has not generated any revenues to date, has no significant assets and has incurred losses since inception from developing its business and planned operations. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Use of Estimates
----------------

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

Income tax
----------

We follow Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109, ASC 740 - "Accounting for Income Taxes" ("ASC 740"). This standard requires the use of an asset and liability approach for financial accounting for and reporting of income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Net loss per share
------------------

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

General and administrative costs
--------------------------------

General and administrative costs include those costs allocated to the ongoing expenditures of running the Company's business including in general such items as office overhead, professional fees and management compensation.

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        (continued)

Revenue recognition
-------------------

Revenue is recognized on an accrual basis as earned under contract terms, the product or service price to the client is fixed or determinable, and collectability is reasonably assured. More specifically, revenue is recognized when ordered products are shipped, and any corresponding consulting and design services have been rendered. Services performed under contract, which may vary in length, are recognized on an ongoing basis over the life of the contract as services are performed. Billings are presented to clients for time spent as opposed to being fixed price, with billing rates and product prices agreed upon in advance of work performance or product shipment. Any partial up-front payments received under contract are recorded as a deposit liability until such time as services required under the contract are performed. The Company's consulting service contracts generally allow either party to terminate the contract upon reasonable notice. Revenue generated in the capacity of an agent is presented on a net basis pursuant to ASC 605. The prior year revenue was reclassified and presented on a net basis to conform with the current year's presentation.

Financial Instruments
---------------------

The Company's financial instruments consist principally of cash and cash equivalents, accounts receivables, and related party payables. Management believes that the recorded values of our other financial instruments approximate their current fair values because of their nature and relatively short maturity dates or durations.

Stock based compensation
------------------------

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

Recently Issued Accounting Pronouncements
-----------------------------------------

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

The Company's income tax filings are subject to audit by various taxing authorities. The Company's open audit periods are 2007, 2008, 2009 and 2010, although, the statute of limitations for the 2007 tax year will expire effective March 15, 2011. In evaluating the Company's provisions and accruals, future taxable income, and reversal of temporary differences, interpretations and tax planning strategies are considered. The Company believes its estimates are appropriate based on current facts and circumstances.

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

Stock options and warrants
--------------------------

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

The Company had no outstanding options or warrants at January 29, 2008. During the period from January 29, 2008 (inception) through December 31, 2008 the Company issued 300,000 warrants to purchase common stock in connection with the $250,000 credit facility, and 50,000 of warrants for services. The warrants allow the holder to purchase one share of common stock per warrant at an exercise price of $.001, exercisable through May 13, 2013. The fair value of these warrant grants ($3,407) was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.52, dividend yield of 0%, expected life of 5 years, volatility of 142%. Volatility was calculated using the historical, annualized standard deviation method employing stock prices of a limited activity public entity. As there was and is currently no trading market for the Company's stock, it was impractical for the Company to calculate volatility using its own share price, therefore the Company used the stock price of a publicly traded company with limited activity to approximate anticipated volatility of its own shares. The trading prices of a limited activity public company was chosen to best estimate the Company's own stock price volatility as the Company currently conducts only limited operations and there can be no guarantee of expanded operations in the future. No warrants were exercised, expired or were cancelled during the period nor during the year ended December 31, 2010, leaving a December 31, 2010 and 2009 balance of 350,000 non-employee stock warrants outstanding. In addition, there was no unamortized compensation expense as of December 31, 2010 and 2009.

NOTE 6. SPIN OFF TRANSACTION

Effective in December 2009 the Company was spun off from its parent corporation Art Design, Inc. (the "Parent"). The Parent returned to the Company the 2,000,000 common shares in the Company held by the Parent, and the Company then distributed to each Art Design, Inc. shareholder one common share of Art Dimensions, Inc. for each ten shares of Art Design, Inc. held by the shareholder. This resulted in a distribution of 1,082,060 Art Dimensions, Inc. common shares, after which Art Dimensions, Inc. was no longer a subsidiary of Art Design, Inc. The net change in the outstanding common shares of Art Dimensions, Inc. after the return and redistribution of shares was a decrease of 917,940 common shares. The Company recorded paid in capital from debt relief of $8,458 from amounts due to the Parent which the Parent forgave upon spin off.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     An evaluation was carried out under the supervision and with the participation of the Company's management, including its Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report on Form 10-K/A. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K/A, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of December 31, 2010, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's Principal Executive Officer and Principal Financial Officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's Principal Executive Officer and the Principal Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following tables set forth information regarding the Company's current executive officers and directors as of December 31, 2010:

Name:                           Age     Position:
-------------------------------------------------------------------------------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's outstanding equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. We have nothing to report in this regard.

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

Name and Address of                No. of        Percentage of
Beneficial Owner                Common Shares     Ownership
-------------------------------------------------------------------------------

Todd and Kathy Sheehan (1)        515,000          37.3%
3636 S. Jason Street
Englewood, CO 80110

Rebecca Gregarek (2)              625,000          45.2%
3636 S. Jason Street
Englewood, CO 80110

All Officers and Directors      1,140,000          82.5%
as a Group
(two persons) (3)
      -------------------

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 1, 2008, an organization named Spyglass Investment Partnership ("Spyglass ") agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. The husband of Mrs. Gregarek, our President, David Gregarek, is an owner of Spyglass. The loan matured on May 31, 2010, and we entered into a new loan. This loan is evidenced by an unsecured promissory note which now due December 31, 2011. The transaction was reviewed and approved by our director, Mrs. Sheehan, who has no interest in Spyglass. At December 31, 2010 no amounts had been borrowed by us under this agreement, nor is the lending party under any binding obligation to lend to us.

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

     The following financial information is filed as part of this report:

(a)     (1) FINANCIAL STATEMENTS

        (2) SCHEDULES

        (3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

       Exhibit
       Number     Description
-------------------------------------------------------------------------------

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

* Previously filed

(b) Reports on Form 8-K. No reports were filed under cover of Form 8-K during the fourth quarter of the fiscal year ended December 31, 2010.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Art Dimensions, Inc.

Date: September 20, 2012
                                   By:/s/ Rebecca Gregarek
                                      ----------------------------------
                                      Rebecca Gregarek
                                      President and Chief Executive
                                      Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 23, 2012           By:/s/ Kathy Sheehan
                                      ----------------------------------
                                      Kathy Sheehan
                                      Principal Financial and
                                      Accounting Officer and a
                                      Director


Date: September 20, 2012           By:/s/ Rebecca Gregarek
                                      ----------------------------------
                                      Rebecca Gregarek
                                      Principal Executive Officer and
                                      a Director