Form 10-Q/A
period 2012-06-30
ART DIMENSIONS, INC.
filed 2012-11-09
CIK 1445918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment #1

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

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

__________________________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,082,060 shares of common stock as of August 14, 2012.

Explanatory Note for Amendment 1:
This amendment 1 to our Quarterly report only furnishes the XBRL presentation not filed with the original 10Q filed on August 20, 2012. No other changes revisions or updates were made to the original filing.

ART DIMENSIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2012	2011

ASSETS
Current assets
Cash	$343	$443
Accounts Receivable	-	$-
Total current assets	343	443

Total Assets	$343	$443

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables	$-	$7,509
Accounts payable - related party	22,297	2,350
Accrued interest	924	183
Short term debt	3,250	3,250
Note payable related party	10,700	10,700
Payable to affiliated party	-	24,800
Total current liabilities	37,171	48,792

Total Liabilities	37,171	48,792

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding	2,000	2,000
Additional paid in capital	36,665	11,865
Deficit accumulated during the dev. stage	(75,493)	(62,214)
Total Stockholders' Equity	(36,828)	(48,349)

Total Liabilities and Stockholders' Equity	$343	$443

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Month	Three Month
	Period Ended	Period Ended
	June 30,	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

Sales - net of returns	$-	$-

Operating expenses:
Accounting & legal	7,060	-
General and administrative	1,124	3,497
	8,184	3,497

Gain (loss) from operations	(8,184)	(3,497)

Other income (expense):
Interest	(462)	-

Total other income (expense)	(462)	-

Income (loss) before
provision for income taxes	(8,646)	(3,497)

Provision for income tax	-	-
Net income (loss)	$(8,646)	$(3,497)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	1,082,060	1,082,060

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
	Six Month	Six Month	January 29, 2008
	Period Ended	Period Ended	(Inception)
	June 30,	June 30,	Through
	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Sales - net of returns	$-	$-	$4,247

Operating expenses:
Accounting & legal	11,115	-	43,762
General and administrative	1,423	12,425	35,054
	12,538	12,425	78,816

Gain (loss) from operations	(12,538)	(12,425)	(74,569)

Other income (expense):
Interest	(741)	-	(924)

Total other income (expense)	(741)	-	(924)

Income (loss) before
provision for income taxes	(13,279)	(12,425)	(75,493)

Provision for income tax	-	-	-
Net income (loss)	$(13,279)	$(12,425)	$(75,493)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,082,060	1,082,060

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During the
		Amount No	Paid In	Development	Stockholders'
	Shares	Par Value	Capital	Stage	Equity

Balances at January 29, 2008 (Inception)	-	$-	$-	$-	$-

Compensatory stock issuance -
January 29, 2009 shares issued for
formation services at service value	2,000,000	2,000			2,000

Compensatory warrant issuances -
January 29, 2009 shares issued for
consulting services at service value			3,407		3,407

Net income (loss) for the period				(6,589)	(6,589)
Balances at December 31, 2008	2,000,000	$2,000	$3,407	$(6,589)	$(1,182)

Redemption and redistribution of shares
from spin off from parent	(917,940)				-

Debt relief from spin off			8,458		8,458

Net income (loss) for the year				(5,911)	(5,911)
Balances at December	1,082,060	$2,000	$11,865	$(12,500)	$1,365

Net income (loss) for the year				(18,609)	(18,609)
Balances at December 31, 2010	1,082,060	$2,000	$11,865	$(31,109)	$(17,244)

Net income (loss) for the year				(31,105)	(31,105)
Balances at December 31, 2011	1,082,060	$2,000	$11,865	$(62,214)	$(48,349)

Debt forgiveness by shareholder			$24,800		$24,800
Net (loss) March 31, 2012 (Unaudited)				(13,279)	(13,279)
Balances at June 30, 2012 (Unaudited)	1,082,060	$2,000	$36,665	$(75,493)	$(36,828)

The accompanying notes are an integral part of the unaudited financial statements.

ART DIMENSIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			January 29, 2008
	Six Month	Six Month	(Inception)
	Period Ended	Period Ended	Through
	June 30,	June 30,	June 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$(13,279)	$(12,425)	$(75,493)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Common stock issued for services	-	-	2,000
Warrant expense	-	-	3,407
Changes in operating assets and liabilities:
Accounts Receivable	-	533	-
Accounts payable	(7,509)	2,797	3,250
Related party payables	19,947	(3,513)	30,755
Interest payable	741	-	924
Net cash provided by (used for) operating activities	(100)	(12,608)	(35,157)

Cash Flows From Investing Activities:

Net cash provided by (used for) investing activities	-	-	-

Cash Flows From Financing Activities:
Conversion of accounts payable into notes payable	-	-	-
Borrowings on debt - related party	-	2,500	10,700
Borrowing on debt - affiliated company	-	9,600	24,800
Net cash provided by (used for) financing activities	-	12,100	35,500

Net Increase (Decrease) In Cash	(100)	(508)	343

Cash At The Beginning Of The Period	443	736	-

Cash At The End Of The Period	$343	$228	$343

Schedule Of Non-Cash Investing And Financing Activities
Conversion of accounts payable into notes payable	$-	$-	$3,250
Forgiveness of debt	$24,800		$24,800
Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

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

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on June 30, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Plan of Operation

The Company was incorporated in Colorado in January 2008.  The Company has generated only limited revenues since its formation and has nominal assets.  The Company has been inactive since the summer of 2010.

During the three months ended June 30, 2012:

●
Legal and Accounting expenses increased from the prior period since the Company changed auditors in late 2010. The Company’s new auditors charged more than the Company’s previous auditor for reviewing the Company’s 10-Q reports and auditing the Company’s financial statements for the years ended December 31, 2011 and 2010; and

●	General and Administrative expenses decreased from the prior period due to the costs associated with adding Interactive Data Files to the Company’s website and 1934 Act reports in 2011.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2012:

	Total	2012	2013	2014

Loan Payments	$13,950	$13,950	--	--

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

ART DIMENSIONS, INC.

November 7, 2012	By:	/s/ Rebecca Gregarek
Rebecca Gregarek,
Chief Executive Officer
Principal Financial Officer