Form 10-Q
period 2012-09-30
Southern Hospitality Development Corp.
filed 2012-11-14
CIK 1445918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2012

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ______________ to ______________

Commission File Number:    000-52828

Southern Hospitality Development Corp.
(Exact name of registrant as specified in its charter)

Colorado	80-0182193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 N. Cascade Ave.
Colorado Springs, CO  80903
(Address of principal executive offices, including Zip Code)

(719) 265-5821
 (Issuer’s telephone number, including area code)

Art Dimensions, Inc.
3636 S. Jason St.
Englewood, CO  80113
(303) 781-3377
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,909,091 shares of common stock as of November 13, 2012.

SOUTHERN HOSPITALITY DEVELOPMENT CORP.
(FORMERLY ART DIMENSIONS, INC.)
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2012	2011

ASSETS

Current assets
Cash	$283	$443
Accounts Receivable	-	$-
Total current assets	283	443

Total Assets	$283	$443

LIABILITIES &
STOCKHOLDERS' EQUITY

Current liabilities
Accounts payables	$9,984	$7,509
Accounts payable - related party	22,297	2,350
Accrued interest	1,020	183
Short term debt	3,250	3,250
Note payable related party	10,700	10,700
Payable to affiliated party	-	24,800
Total current liabilities	47,251	48,792

Total Liabilities	47,251	48,792

Stockholders' Equity
Preferred stock, no par value;
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value;
50,000,000 shares authorized;
1,082,060 shares issued and outstanding	2,000	2,000
Additional paid in capital	36,665	11,865
Deficit accumulated during the dev. stage	(85,633)	(62,214)

Total Stockholders' Equity	(46,968)	(48,349)

Total Liabilities and Stockholders' Equity	$283	$443

The accompanying notes are an integral part of the unaudited financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORP.
( FORMERLY ART DIMENSIONS, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Month	Three Month
	Period Ended	Period Ended
	September 30,	September 30,
	2012	2011

Sales - net of returns	$-	$-

Operating expenses:
Accounting & legal	6,810	-
General and administrative	3,234	10,216
	10,044	10,216

Gain (loss) from operations	(10,044)	(10,216)

Other income (expense):

Interest	(96)	-

Total other income (expense)	(96)	-

Income (loss) before
provision for income taxes	(10,140)	(10,216)

Provision for income tax	-	-

Net income (loss)	$(10,140)	$(10,216)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	1,082,060	1,082,060

The accompanying notes are an integral part of the unaudited financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORP.
(FORMERLY ART DIMENSIONS, INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
	Nine Month	Nine Month	January 29, 2008
	Period Ended	Period Ended	(Inception) Through
	September 30,	September 30,	September 30,
	2012	2011	2012

Sales - net of returns	$-	$-	$4,247

Operating expenses:
Accounting & legal	17,925	-	50,572
General and administrative	4,657	22,641	38,288
	22,582	22,641	88,860

Gain (loss) from operations	(22,582)	(22,641)	(84,613)

Other income (expense):

Interest	(837)	-	(1,020)

Total other income (expense)	(837)	-	(1,020)

Income (loss) before
provision for income taxes	(23,419)	(22,641)	(85,633)

Provision for income tax	-	-	-

Net income (loss)	$(23,419)	$(22,641)	$(85,633)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.02)

Weighted average number of
common shares outstanding	1,082,060	1,082,060

The accompanying notes are an integral part of the unaudited financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORP.
(FORMERLY ART DIMENSIONS, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
	Nine Month	Nine Month	January 29, 2008
	Period Ended	Period Ended	(Inception) Through
	September 30,	September 30,	September 30,
	2012	2011	2012

Cash Flows From Operating Activities:
Net income (loss)	$(23,419)	$(22,641)	$(85,633)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Common stock issued for services	-	-	2,000
Warrant expense	-	-	3,407
Changes in operating assets and liabilities:
Accounts Receivable	-	533	-
Accounts payable	2,475	7,139	13,234
Related party payables	19,947	(1,163)	30,755
Interest payable	837	-	1,020
Net cash provided by (used for)
operating activities	(160)	(16,132)	(35,217)

Cash Flows From Investing Activities:

Net cash provided by (used for)
investing activities	-	-	-

Cash Flows From Financing Activities:
Conversion of accounts payable into notes payable	-	-	-
Borrowings on debt - related party	-	5,800	10,700
Borrowing on debt - affiliated company	-	9,800	24,800
Net cash provided by (used for)
financing activities	-	15,600	35,500

Net Increase (Decrease) In Cash	(160)	(532)	283
Cash At The Beginning Of The Period	443	736	-
Cash At The End Of The Period	$283	$204	$283

Schedule Of Non-Cash Investing And Financing Activities
Conversion of accounts payable into notes payable	$-	$3,250	$3,250
Forgiveness of debt	$24,800		$24,800
Supplemental Disclosure
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the unaudited financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORP.
(FORMERLY ART DIMENSIONS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER,30, 2012
 (Unaudited)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Southern Hospitality Development Corp. (formerly Art Dimensions, Inc.) (the “Company”), was incorporated in the State of Colorado on January 29, 2008. The Company was formed to provide art consulting and marketing services and advise or represent individuals who are in the business of creating, producing and selling art.

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2011, as reported in Form 10-K, have been omitted.

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

SOUTHERN HOSPITALITY DEVELOPMENT CORP.
(FORMERLY ART DIMENSIONS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER,30, 2012
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

Note 3.  Related Party Transactions

The Company’s major shareholder advanced $10,700 at 8% interest and is payable on demand. As of September 30, 2012 and 2011, the company has accrued interest of $1,020 and $-0-, respectively,  on the note payable. Interest expense for the nine months ended September 30, 2012 and 2011 was $837 and $-0- respectively.

During the nine month period ended September 30, 2012 officers of the Company advanced an additional $19,947.

The Company has borrowed $24,800 from a company affiliated through common control. The related party payable balance was $24,800 at September 30, 2011. The loan does not bear interest and is payable upon demand. In connection with a change of control of Art Design, the outstanding payable to this affiliate was forgiven. The transaction was recorded as a distribution to shareholders and was reflected in the change in equity as of September 30, 2012.

SOUTHERN HOSPITALITY DEVELOPMENT CORP.
(FORMERLY ART DIMENSIONS, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER,30, 2012
 (Unaudited)

Note 4.  Subsequent Events

On November 13, 2012 the Company acquired Southern Hospitality Franchisee Holding Corporation in exchange for 5,259,091 shares of the Company’s common stock.

Prior to the acquisition of Southern Hospitality:

●	the Company issued 50,000 shares of its common stock to the two persons in consideration of their assumption of the Company’s liabilities as November 12, 2012, and

●	shareholders owning 482,000 shares of the Company’s common stock surrendered their shares to the Company’s for cancellation.

Southern Hospitality is a Colorado corporation formed in August 2011 for the purpose of owning and operating up to 30 restaurants in the United States.  The restaurants intend to primarily serve southern or Memphis style barbeque and cuisine and alcoholic beverages (such as a range of bourbons and other spirits and cocktails) and also intend to sell related products and merchandise (such as meat rubs and memorabilia).

As of November 13, 2012 Southern Hospitality was in the development stage, had not opened any restaurants, and had not generated any revenues.

On November 13, 2012 the shareholders of the Company approved a change in the Company’s name to Southern Hospitality Development Corp.  Articles of Amendment reflecting the name change were filed with the Colorado Secretary of State on November 13, 2012.

FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including among other things, statements regarding our capital needs, business strategy and expectations. Any statement which does not contain a historical fact may be deemed to be a forward-looking statement. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating forward looking statements, you should consider various factors outlined in our latest Form 10-K, filed with the U.S. Securities Exchange Commission (“SEC”) on March 27, 2012, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Plan of Operation

The Company was incorporated in Colorado in January 2008.  The Company has generated only limited revenues since its formation and has nominal assets.  The Company has been inactive since the summer of 2010.

During the three and nine months ended September 30, 2012:

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

The following table summarizes the Company’s contractual obligations as of September 30, 2012:

	Total	2012	2013	2014

Loan Payments	$13,950	$13,950	--	--

During the year ended December 31, 2011 and the nine months ended September 30, 2012 the Company did not generate any revenue. The Company does not have any internal or external sources of liquidity. The Company does not have any commitments from any person to provide the Company with any capital.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources

Acquisition of Southern Hospitality Franchise Holding Corporation

On November 13, 2012 the Company acquired Southern Hospitality Franchisee Holding Corporation in exchange for 5,259,091 shares of the Company’s common stock.

Prior to the acquisition of Southern Hospitality:

●	the Company issued 50,000 shares of its common stock to the two persons in consideration of their assumption of the Company’s liabilities as November 12, 2012, and

●	shareholders owning 482,000 shares of the Company’s common stock surrendered their shares to the Company’s for cancellation.

As a result of the acquisition of Southern Hospitality:

●	Steve Cominsky, Gary Tedder and J.W. Roth were appointed directors of the Company; and
●	the following persons will be appointed officers of the Company:

o	Steve Cominsky, Chief Executive Officer
o	Gary Tedder, President
o	David Lavigne, Secretary-Treasurer.

Immediately after the filing of this report, Rebecca Gregarek will resign as an officer and director of the Company.

Southern Hospitality is a Colorado corporation formed in August 2011 for the purpose of owning and operating up to 30 restaurants in the United States.

In November 2011 Southern Hospitality entered into agreements with Southern Hospitality BBQ (the “Franchisor”), which provided Southern Hospitality with the exclusive right, subject to customary conditions and exceptions, to own and operate up to 30 restaurants in the United States. The restaurants are intended to primarily serve southern or Memphis style barbeque and cuisine and alcoholic beverages (such as a range of bourbons and other spirits and cocktails) and will also sell certain related products and merchandise (such as meat rubs and memorabilia).

Southern Hospitality will strive to provide guests with unique and high quality cuisine, along with a complimentary selection of spirits and wines served in an-upscale and high energy environment. Southern Hospitality restaurants are intended to be unique and fill what Southern Hospitality believes is a relative void in the restaurant and food service industry – being a full service “Memphis barbeque” or southern style restaurant. The restaurants will serve menu items that Southern Hospitality does not believe are commonly found in full service restaurants, including dry rubbed barbeque ribs, sweet and sticky baby back ribs, unique fried chicken, fried pickles, as well as complimentary side dishes such as rosemary grits and southern style macaroni and cheese. Southern Hospitality restaurants will couple their food menu with a full line of draft beers, an extensive list of tequilas and over fifty bourbons.

Southern Hospitality intends to locate restaurants in what it believes are high profile cities and/or in or near traditional entertainment and night life areas which have a history of attracting a range of clientele, including persons interested in night-life and entertainment. Southern Hospitality believes that its model will help attract persons interested in Southern Hospitality’s fare, and also permit Southern Hospitality to operate beyond the traditional lunch and dinner time periods. It is Southern Hospitality’s hope that its distinctive barbeque concept, combined with its unique and high-quality food, along with the ambiance and location of its restaurants will appeal to a wide range of persons.

Southern Hospitality anticipates generally attracting new customers through word-of-mouth, the visibility of its branded merchandise, traditional advertising channels (such as radio and print advertising) and through media coverage. In addition, Southern Hospitality may employ public relations personnel and engage in various promotional activities – such as the distribution or sale of vouchers to encourage people to visit Southern Hospitality restaurants. Southern Hospitality also anticipates hosting fund-raising parties for local charities at its restaurants with the support of celebrities.

The first ten cities where Southern Hospitality has the right to open restaurants are:

●	Denver, CO;
●	Scottsdale/Phoenix, AZ;
●	Chicago, IL;
●	Dallas, TX;
●	Austin, TX;
●	Houston, TX;
●	Washington, DC;
●	Palo Alto, CA;
●	New Orleans, LA; and
●	Atlanta, GA.

Southern Hospitality anticipates opening its first restaurant in Denver in January 2013.

As of November 13, 2012 Southern Hospitality was in the development stage, had not opened any restaurants, and had not generated any revenues.

On November 13, 2012 the shareholders of the Company approved a change in the Company’s name to Southern Hospitality Development Corp.  Articles of Amedment reflecting the name change were filed with the Colorado Secretary of State on November 13, 2012.

Item 4.    Controls and Procedures.

(a)     The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that the Company files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)     Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

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

Southern Hospitality Development Corp.

November 13, 2012	By:	/s/ Rebecca Gregarek
Rebecca Gregarek, Principal Executive,
Financial and Accounting Officer