Form 10-K
period 2012-12-31
Southern Hospitality Development Corp.
filed 2013-03-08
CIK 1445918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended:  December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

For the transition period from ____ to ____

Commission file number: 000-538-53

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
 (Exact name of the registrant as specified in its charter)

Colorado	80-0182193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 N. Cascade Avenue, Suite 1400
Colorado Springs, CO 80903
(Address of principal executive offices)

719-265-5821
Telephone number, including
Area code

Securities registered under Section 12(b) of the Exchange Act: None

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑

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
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 7,770,034 shares of the issuer's common stock, no par value, outstanding as of March 1, 2013.

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2012, computed by reference to the closing sales price on that date was approximately $865,600.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2012

i

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s business plan operations, the Company’s anticipated growth and potentials in its business, the individual performance of the Company’s restaurants, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

ii

PART I
Item 1. DESCRIPTION OF BUSINESS.

General Discussion

The Company was formed as a Colorado corporation in January 2008 as Art Dimensions, Inc.  The Company acquired Southern Hospitality Franchisee Holding Corporation (“SH”) in the Acquisition that closed November 13, 2012. SH is a Colorado corporation formed in August 2011. In November 2011 SH entered into an Area Developer Agreement (“ADA”) and a Franchise Agreement (“FA”) with SH Franchising & Licensing LLC (the “Franchisor”), for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality brand (“Southern Hospitality”) restaurants in the United States. The restaurants are intended to primarily serve southern or Memphis style barbeque and cuisine and alcoholic beverages (such as a range of bourbons and other spirits and cocktails) and will also sell certain related products and merchandise (such as meat rubs and memorabilia).  Currently, one Southern Hospitality restaurant is being operated in New York City by the Franchisor.  The Company opened its first restaurant in February 2013 in Denver, Colorado.

Southern Hospitality restaurants strive to provide guests with unique and high quality cuisine, along with a complimenting selection of spirits and wines served in an-upscale and high energy environment. Southern Hospitality restaurants are intended to be unique and fill what SH believes is a relative void in the restaurant and food service industry – being a full service “Memphis barbeque” or southern style restaurant. Our restaurants will serve menu items that SH does not believe are commonly found in full service restaurants, including dry rubbed barbeque ribs, sweet and sticky baby back ribs, unique fried chicken, fried pickles, as well as complimenting side dishes such as rosemary grits and southern style macaroni and cheese. Southern Hospitality restaurants have coupled their food menu with a full line of draft beers, an extensive list of tequilas and over fifty bourbons. SH intends to build upon Southern Hospitality’s business model by coupling its food and beverage offerings in store locations in traditionally vibrant areas, and have a history of attracting a range of clientele including persons interested in night-life and entertainment. SH anticipates generally attracting new customers through word-of-mouth, the visibility of its branded merchandise, traditional advertising channels (such as radio and print advertising) and through media coverage. In addition, certain Franchisor-owned restaurants may employ their own public relations personnel and engage in certain promotional activities – such as the distribution or sale of vouchers to encourage people to visit Southern Hospitality restaurants. SH also anticipates hosting fund-raising parties for local charities at its restaurants with the support of celebrities. SH intends to locate restaurants in what it believes are high profile cities and/or in or near traditional entertainment and night life areas or near major tourist markets and attractions. The ADA identifies the first ten cities where SH has rights to open such restaurants: Denver, CO; Scottsdale/Phoenix, AZ; Chicago, IL; Dallas, TX; Austin, TX; Houston, TX; Washington, DC; Palo Alto, CA; New Orleans, LA; and Atlanta, GA. SH opened its first restaurant in Denver in February 2013 (the “Denver Restaurant”). The Denver Restaurant is located in the historic St. Elmo’s Hotel building in lower downtown Denver.

In May 2012, the Company formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a board member of the Company is a 22% non-controlling interest holder. SHDC contributed $900,000 by December 31, 2012, and the non-controlling interest holders contributed $671,485 by December 31, 2012, with an additional $228,515 contributed through February 28, 2013, to fund the initial capitalization of the Company’s first Denver-based franchised restaurant. Allocation of income (loss) between SHDH and the non-controlling interest holders is based on each member’s proportional ownership interest.

On November 13, 2012, Southern Hospitality Development Corporation f/k/a/Art Dimensions, Inc. (the “Company”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Southern Hospitality Franchisee Holding Corporation (“SH”) whereby the Company would acquire SH in a reverse merger (the “Acquisition”). On November 13, 2012, the parties closed the Acquisition and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they now own approximately 89% of the Company. The shareholders of the Company prior to the Acquisition own approximately 11% of the Company after the closing of the Acquisition. On November 13, 2012, the Company and SH closed the Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,129 Company shares were issued and outstanding post-Acquisition.

Competition

We have a limited operating history, and therefore, anticipate that we will compete with national and regional casual and upscale casual dining restaurants. Our competition may also include a variety of locally owned restaurants and several major store chains. The number, size and strength of competitors vary by region, market and even restaurant. Competitors to our restaurants compete based on a number of factors, including taste, quality, speed of service, price and value, name recognition, location, customer service and the ambience and condition of the competitor.

Restaurant Site Selection

We believe that site selection is critical to our success and thus we devote substantial effort to evaluating potential locations. Our site selection process includes the use of external real estate brokers with expertise in specific markets. Locations proposed by real estate managers are reviewed on site by an executive of the Company. We study the surrounding trade area, demographic and business information within that area, and available information on competitors.

Employees

As of December 31, 2012, the Company employed seven persons, of which all are full time employees.  Three employees are employed by SH and four employees are employed by SHD.  As of February 28, 2013, SHD has a staff of approximately 80 persons for the Denver-based Restaurant.

Additional Information

The Company files reports with the Securities and Exchange Commission as required by Section 13(a) of the Securities Exchange Act of 1934. The public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.RISK FACTORS

Our future performance is subject to a variety of risks and uncertainties. Although the risks described below are the risks that we believe are material, there may also be risks of which we are currently unaware, or that we currently regard as immaterial based upon the information available to us that later may prove to be material. The Company’s securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below.

RISKS RELATED TO OUR BUSINESS

General Company Risks

The Company has no operating history and no revenues from operations through 2012.  The Company’s operating subsidiary SH was formed in August 2011 and did not begin active business operations until late February 2013.  Therefore the Company is subject to many risks common to enterprises with limited or no operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources, and limited customers and revenue sources.  Our ability to successfully generate sufficient revenues from operations is dependent on a number of factors, including availability of funds to fund our current and anticipated operations, and to commercialize our business concept.  There can be no assurance that we will not encounter setbacks with the on-going development and implementation of our business plan.  In addition, our assumptions and projections may not prove to be accurate, and unexpected capital needs may arise. If such needs arise our inability to raise additional funds, either through equity or debt financing, will materially impair our ability to implement our business plan and generate revenues.  Further, as a result of the recent volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing and similar type transactions it could be difficult for us to obtain funding to allow us to continue to develop our business operations.

Our success will in large part depend on hiring qualified and experienced executive officers, managers and other personnel.  Although our officers and directors have significant experience with early stage companies, the Company’s current officers and directors do not have experience in managing and operating restaurants or other significant food-service industry experience.  Our success will largely depend on our ability to hire the necessary executive level and managerial level personnel to oversee our business operations and manage our restaurants.  The Company is currently particularly dependent on the efforts of Steve Cominsky and Gary Tedder.  The loss of either of Steve Cominsky or Gary Tedder would likely have a significant negative impact on the Company’s operations and growth strategies. There can be no assurance that we will be able to successfully identify, attract, hire, train, and/or retain such executive level personnel highly or the necessary administrative, marketing and customer service personnel.  Competition for such personnel can be intense and there is no certainty that we will be able to successfully attract, integrate or retain sufficiently qualified personnel.  The failure to attract and retain the necessary personnel could have a materially adverse effect on our business, operations and financial condition.

We likely will need additional capital in the future and it may not be available on acceptable terms.  The development of our business model will likely require significant additional capital in the future to, among other things, fund our operations and growth strategy.  We may rely on bank financing and also may seek access to the debt and/or equity capital markets.  There can be no assurance, however, that these sources of financing will be available on reasonable terms, or at all.  Our ability to obtain additional financing will be subject to a number of factors, including market/economic conditions, our operating performance, and investor sentiment.  These factors may make the timing, amount, terms and conditions of additional financings unattractive to us.  If we are unable to raise additional capital, our growth could be significantly impeded and/or we may be unable to execute upon our business model.

New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for six months or more and may under perform compared to existing or established restaurants.    New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants in the comparable restaurant base.  Further, restaurants located in one city or location may not perform as well as restaurants in another city or location.  We expect that our restaurants may take several months to reach normalized operating levels due to inefficiencies typically associated with new restaurants.  These include operating costs, which are often significantly greater during the first several months of operation.  Further, some or all of our less mature restaurants may not attain operating results similar to those of Franchisor-owned restaurant in New York City.

The restaurant industry is highly competitive and subject to changes in consumer preferences.  The Company’s business is to own and operate barbeque/southern-food themed restaurants in several cities in the United States.  Competition in the restaurant industry is increasingly intense. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants to well-capitalized national restaurant companies. Many of our competitors are well established and some of our competitors have substantially greater financial, marketing, and other resources than do we. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position.

Moreover, the bar and restaurant industry is characterized by the continual introduction of new concepts and is subject to rapidly changing consumer preferences, tastes and habits.  Our success depends on the popularity of Southern U.S. based foods and drinks, and shifts in consumer preferences away from this cuisine and style would likely have a material adverse effect on our future profitability.

Our operating results will likely experience significant fluctuations. Our operating results may fluctuate significantly due to various risks and unexpected circumstances, increases in costs, seasonality, weather, and other factors outside our control.  The restaurant and bar business is subject to a number of significant risks such as: general economic conditions; extended periods of inclement weather which may affect guest visits as well as limit the availability of key commodities and items that are important ingredients in our products; increases in energy costs, costs of food, supplies, maintenance, labor and benefits, as well as other operating costs; and unanticipated expenses such as repairs to damaged or lost property. Moreover, our business may be subject to seasonal fluctuations. Accordingly, our results of operations from any given period may not necessarily be indicative of results to be expected for any particular future period.

As a new business venture, the Company’s start up and operational costs may be greater than projected.  The costs of new business start-ups in the restaurant industry are often underestimated and may increase by reason of factors beyond the Company’s control.  Such factors may include weather conditions, legal costs, labor disputes, governmental regulations, equipment breakdowns, property availability, governmental regulatory interference and other disruptions.  While the Company intends to manage these costs diligently, the risk of running over budget is always significant and may have a substantial adverse impact on the profitability of the Company.  In such event, additional sales of Company ownership interests or additional financing may be required to continue the business of the Company, and there can be no guaranty that the Company could successfully conclude such additional sales or obtain such additional financing at all or on terms that were acceptable to the Company, which could have a materially adverse effect on the Company and its operations.

Our expansion into new markets may present increased risks due to our unfamiliarity with those areas.  Our expansion strategy also entails opening restaurants in markets in which we have little or no operating experience. These new markets may have different competitive conditions, consumer tastes and discretionary spending patterns. In addition, our new restaurants will typically take several months to reach budgeted operating levels due to problems associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. Restaurants opened in new markets may never reach expected sales and profit levels, thereby affecting our overall profitability. Although we have attempted to mitigate these factors by paying careful attention to training and staffing needs, there can be no assurance that we will be successful in operating new restaurants on a profitable basis.

Our ability to open new restaurants on schedule in accordance with our targeted capacity growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately. Our objective is to grow our business and increase shareholder value primarily by (i) establishing and then expanding our base of restaurants that are profitable; and (ii) once established, increasing sales at existing restaurants.  Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or these lease negotiations. Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our actual rate of new restaurant growth and cause a significant variance from our targeted capacity growth rate. In addition, our scheduled rate of new restaurant openings may be adversely affected by other factors, some of which are beyond our control, including the following:

•	the availability and cost of suitable restaurant locations for development;
•	our ability to compete successfully for suitable restaurant locations;
•	the availability of adequate financing;
•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

•	construction and development costs;
•
labor shortages or disputes experienced by our landlords or outside contractors, including their ability to manage union activities such as picketing or hand billing which could delay construction and which could create adverse publicity for our business and operations;

•	any unforeseen engineering or environmental problems with the leased premises;
•	our ability to hire, train and retain additional management and restaurant personnel;
•	our ability to secure governmental approvals and permits, including liquor licenses;
•	our ability to successfully promote our new restaurants and compete in the markets in which our new restaurants are located;
•	weather conditions or natural disasters; and,
•	general economic conditions.

As a franchisee we have significant obligations to our Franchisor.  In addition to the up front development fee of $300,000 we are obligated to pay the Franchisor various fees and royalties, including a per restaurant store opening fee of up to $50,000, royalties on gross sales per restaurant, and other potential fees including marketing and local advertising related fees.  These costs and fees will require that the Company devote a substantial amount of its financial resources to paying such fees and costs, which could negatively affect the Company’s results of operations and liquidity.

Our success depends on the ability of the Franchisor to protect intellectual property used in our business operations. We license certain intellectual property and know-how from the Franchisor.  The Franchisor has filed for trademark protection of certain of its logos and name, however, as a licensee we are dependent on the owner of the intellectual property to take the necessary steps to protect such intellectual property and continue make it available for our use.  In addition, we expect to rely on trade secrets and proprietary know-how in operating our restaurants, and we expect to employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes.  We cannot offer any assurance that third parties will not claim that the trademarks or menu offerings we utilize infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, financial condition or liquidity.

If we fail to manage our growth effectively, it could harm our business. Failure to manage our growth effectively could harm our business.  Our business model anticipates that we will open multiple restaurants in various cities across the United States.  Our restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to develop and enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We cannot offer any assurance that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.

Our operations will be susceptible to the changes in cost and availability of food which could adversely affect our operating results. Our profitability will depend in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products, and seasonality, as well as the impact of the current macroeconomic environment on our suppliers, may affect our food costs or cause a disruption in our supply chain. Changes in the price or availability of commodities for which we do not have fixed price contracts could materially adversely affect our profitability. Expiring contracts with our food suppliers could also result in unfavorable renewal terms and therefore increase costs associated with these suppliers or may even necessitate negotiations with alternate suppliers. We cannot predict whether we will be able to anticipate and react to changing food costs by negotiating more favorable contract terms with suppliers or by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, the ability of our suppliers to meet our supply requirements upon favorable terms, if at all, may be impacted by the economic recovery.

The restaurant business is subject to a significant amount of regulation and licensing requirements. Our proposed business is subject to various federal, state, and local government regulations, including those relating to the food safety and disclosure, alcoholic beverage sale and control, public accommodations, and public health and safety. These regulations are subject to continual changes and updating. Difficulties or failures in obtaining or maintaining the required licenses and approvals or maintaining compliance with existing or newly enacted requirements could delay the opening or affect the continued operation and profitability of one or more restaurants in a particular area.

We are also subject to "dram shop" statutes in certain states, such as Colorado.  These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Failure to comply with alcoholic beverage control or dram shop regulations could subject the Company to liability and could adversely affect our business.

Various federal and state employment laws will govern our relationship with our team members and affect operating costs.  These laws govern minimum wage requirements, overtime pay, meal and rest breaks, unemployment tax rates, workers' compensation rates, citizenship or residency requirements, labor relations, child labor regulations, and discriminatory conduct. Additional government-imposed increases in federal and state minimum wages, overtime pay, paid leaves of absence, and mandated health benefits, increased tax reporting and tax payment requirements for team members who receive tips or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

The food service industry is affected by litigation and publicity concerning food quality, health and other issues, which can cause guests to avoid our restaurants and result in significant liabilities or litigation costs.  Food service businesses can be adversely affected by litigation and complaints from guests, consumer groups or government authorities resulting from food quality, illness, injury or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants. Adverse publicity about these allegations may negatively affect us, regardless of whether the allegations are true, by discouraging guests from eating at our restaurants. We could also incur significant liabilities if a lawsuit or claim results in a decision against us or litigation costs regardless of the result.

Health concerns relating to the consumption of certain food products could affect consumer preferences and could negatively impact our results of operations.   Like other restaurants, consumer preferences could be affected by health concerns about the consumption of certain food products (such as beef or chicken), or negative publicity concerning food quality, illness and injury in general. In recent years there has been negative publicity concerning e-coli, hepatitis A, "mad cow," "foot-and-mouth" disease and "bird flu." The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests, resulting in legislation in some jurisdictions which require nutritional information to be disclosed to guests. Nutritional labeling could be enacted in many additional states, counties or cities as well as on a federal level. Nutritional labeling requirements and negative publicity concerning any of the food products we serve may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants. If we react to the labeling requirements or negative publicity by changing our concept or our menu offerings or their ingredients, we may lose guests who do not prefer the new concept or products, and we may not be able to attract sufficient new guests to produce the revenue needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended guests as a result of a change in our concept and may not be able to compete successfully against those competitors. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity or as a result of a change in our menu or concept could materially harm our business.

Uncertainty regarding the economic recovery may negatively affect consumer spending and have adversely impacted our revenues and our results of operations and may continue to do so in the future.  Current uncertainty regarding economic conditions and the existence and rate of any economic recovery may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. These conditions include continued unemployment, weakness and lack of consistent improvement in the housing markets; downtrend or delays in residential or commercial real estate development; volatility in financial markets; inflationary pressures and reduced consumer confidence. As a result, our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and potentially negatively affecting our operating results. We believe there is a risk that prolonged negative economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis, which would have an adverse effect on our business.

We expect to rely heavily on information technology, and any material failure, weakness or interruption could prevent us from effectively operating our business. The restaurant industry relies heavily on information systems, including point-of-sale processing in restaurants, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. Our ability to efficiently and effectively manage our business will in part depend on the reliability and capacity of these systems.  The failure of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms could result in delays in guest service and reduce efficiency in our operations.  Remediation of such problems could result in significant, unplanned capital investments.

We identified material weaknesses in our disclosure controls and procedures and our Internal Controls Over Financial Reporting.  Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess our internal controls over financial reporting (“ICFR”) pursuant to a defined framework.  In making that assessment, management identified a material weakness in our disclosure controls as a result of several material weaknesses identified in our ICFR as described in Item 9A below.  There are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective ICFR can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements.  Material weaknesses make it more likely that a material misstatement of annual or interim financial statements will not be prevented or detected.  In addition, effective ICFR at any point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

The independent auditors’ report on our financial statements reflect a “going concern” explanatory paragraph.   As a result of our losses from operations, limited operating history, and limited capital resources, our independent registered public accounting firm’s report on our financial statements as of, and for the year ended, December 31, 2012, includes an explanatory paragraph discussing that these conditions raise substantial doubt about our ability to continue as a going concern.  Our ability to continue to pursue our plan of operations as described herein is dependent upon our ability to increase our revenues and/or raise the capital necessary to meet our financial requirements on a continuing basis.

We have signed our first lease under a long-term non-cancelable lease for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms. Our current lease is a non-cancelable ten-year lease with an option to renew for two five year terms.  We believe that leases that we enter into in the future will be on substantially similar terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks.

The Company is significantly leveraged and has significant debt service requirements.  The Company has a significant amount of indebtedness which could limit the Company’s ability to incur additional indebtedness for capital raising purposes, securing a line of credit, or otherwise. The Company’s indebtedness could adversely affect the Company’s operations, including among other things its ability to obtain additional financing if necessary, and a significant portion of the Company’s cash flow from operations could be dedicated to the repayment of interest and principal on the debts which would reduce the amount of funds available for other corporate purposes.  The Company’s ability to meet its debt service obligations and reduce its indebtedness will be dependent upon the Company’s future performance, which will be subject to the success of its business strategy, general economic conditions, and other factors affecting the Company’s operations, many of which are beyond the Company’s control.

The Company is not required to establish a sinking fund (or any similar type of segregated accounts) for the repayment of its debt. There can be no assurance that the Company’s business operations will generate sufficient cash flow from operations to meet its debt service requirements and the potential payment of principal in cash when due, and the if the Company is unable to do so, it may be required to liquidate assets, to refinance all or a portion of the indebtedness or seek to obtain additional financing.

 RISKS RELATED TO OUR SECURITIES

The Company does not intend to declare any dividends in the foreseeable future.  The Company intends to retain any of its profits to fund the Company’s business operations.  Investors who require income from dividends should not purchase our common stock.

 As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.   Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Securities and Exchange Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.  In general, buying low-priced penny stocks is very risky and speculative.  The Company’s common stock is currently defined as a penny stock under the Securities and Exchange Act of 1934, and rules thereunder.   You may not be able to sell your shares when you want to do so, if at all.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not be able to resell your shares at or above the public sale price. The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

As a company with a class of securities registered pursuant to the 1934 Act the Company has significant obligations under the 1934 Act. Having a class of securities registered under the 1934 Act is a time consuming and expensive process and subjects the company to increased regulatory scrutiny and extensive and complex regulation.  Complying with these regulations would be expensive and could require a significant amount of management’s time.  For example, public companies are obligated to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  These requirements could necessitate additional corporate spending on procedures and personnel requiring us to reallocate funds from other business objectives.

We are a holding company and depend on the cash flow of our subsidiaries. We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations and pay any future dividends to our stockholders depends upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries directly or indirectly to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations.

There may be future sales or other dilution of our equity which may adversely affect the market price of our common stock. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders. Our Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, rights and preferences with respect to dividends or upon the liquidation, or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

Item 2. PROPERTIES

The Company’s principal executive office, for all segments, is located at 2 North Cascade Avenue, Suite 1400, Colorado Springs, CO 80903.  The Company does not own any real property.  The following table provides certain information regarding our administrative and business offices leased as of December 31, 2012:

		Operating
	Principal	Square
Location	Uses	Feet	Interest
Colorado Springs, Colorado	Corporate	3,526	Leased (a)
Denver, Colorado	Restaurant	7,464	Leased (b)

(a)	Occupied under the terms of a month to month lease with a related party. We currently pay approximately $3,600 per month.
(b)	Occupied under the terms of a 124.5 month lease with an unaffiliated party. We pay $15,550 per month escalating up to $20,289 per month in year 10.

The Company operates a website and can be found at www.shdenver.com or www.shdcrestaurants.com.

Item 3. LEGAL PROCEEDINGS

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB under the symbol “RIBS”. The table below sets forth the high and low bid prices of the Company’s common stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com).  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2012	$2.50	$1.01
September 30, 2012	1.01	0.80
June 30, 2012	0.80	0.80
March 31, 2012	1.01	0.80
December 31, 2011	$1.01	$1.01
September 30, 2011	1.01	1.01
June 30, 2011	1.01	1.01
March 31, 2011	1.50	1.05

The closing sales price of the Company’s common stock as reported on February 22, 2013, was $2.90 per share.

Holders

As of December 31, 2012, there were 142 holders of record of the Company’s Common Stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Since its inception the Company has not declared or paid cash or other dividends on its Common Stock.  The Company has no plans to pay any dividends, although it may do so if its financial position changes.  There are no restrictions in the Registrant’s articles of incorporation or bylaws that restrict it from declaring dividends.

Equity Compensation Plan Information

The Company has adopted one equity compensation plan being its 2012 Stock Option Plan (the “Plan”).   The Company’s shareholders approved the adoption of the Plan on November 14, 2012.  A total of 1,500,000 shares of Company common stock were reserved for issuance under the Plan.

Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company.    The purpose of the Plan is to provide financial incentives for selected employees, advisors, consultants and directors of the Company, thereby promoting the long-term growth and financial success of the Company.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	660,368	(1)	$0.015	839,632

(1)	Consists of 660,368 options granted under the Plan.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through December 31, 2012, have been previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except for the following:

By December 31, 2012, the Company issued 77,764 shares of its common stock in a private placement offering.  The shares were issued at $1.50 per share for total proceeds of $116,644.  Because the investors each represented that they qualified as an accredited investor, the Company relied on the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder for this issuance.  The Company did not pay any commissions or finders’ fees with regards to this issuance.

Repurchases of Equity Securities

The Company did not repurchase any shares of the Company’s common stock during the year ended December 31, 2012.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;

•	Our results of operations for the periods ended 2012 and 2011;

•	Our liquidity and capital resources;

•	Any off balance sheet arrangements we utilize;

•	Any contractual obligations to which we are committed;

•	Our critical accounting policies;

•	The inflation and seasonality of our business; and

•	New accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

Overview

The Company acquired Southern Hospitality Franchisee Holding Corporation (“SH”) in the Acquisition that closed November 13, 2012. SH is a Colorado corporation formed in August 2011. In November 2011 SH entered into an Area Developer Agreement (“ADA”) and a Franchise Agreement (“FA”) with SH Franchising & Licensing LLC (the “Franchisor”), for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality restaurants in the United States. The restaurants are intended to primarily serve southern or Memphis style barbeque and cuisine and alcoholic beverages (such as a range of bourbons and other spirits and cocktails) and will also sell certain related products and merchandise (such as meat rubs and memorabilia). Currently, one restaurant in New York City and the Denver, Colorado restaurant that opened in late February 2013 operate under the Southern Hospitality name.

In May 2012, the Company formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose owning and operating the Company’s first franchised restaurant in Denver, Colorado. SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a board member of the Company is a 22% non-controlling interest holder. SHDH and the non-controlling interest holders contributed $900,000 each (an aggregate of $1.8 million) with the remaining amount of $228,515 received subsequent to December 31, 2012, to fund the initial capitalization of the Company’s first Denver-based franchised restaurant. Allocation of income (loss) between SHDH and the non-controlling interest holders is based on each member’s proportional ownership interest.

On November 13, 2012, Southern Hospitality Development Corporation f/k/a Art Dimensions, Inc. (“the Company”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Southern Hospitality Franchisee Holding Corporation (“SH”) whereby the Company would acquire SH in a reverse triangular merger (the “Acquisition”). On November 13, 2012, the parties closed the Acquisition and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they now own approximately 89% of the Company. The shareholders of the Company prior to the Acquisition own approximately 11% of the Company after the closing of the Acquisition. On November 13, 2012, the Company and SH closed the Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,129 Company shares were issued in the Acquisition.

Results of Operations – Year ended December 31, 2012 and from Inception through December 31, 2011

Revenues

The Company had no revenue generating activities through December 2012. The Company opened its first restaurant in Denver, Colorado on February 21, 2013.

Cost of Revenue

The Company has no cost of revenue activities through December 2012.

Operating Expenses

For the year ended December 31, 2012, the Company’s operating expenses were $1,809,400 compared to $283,200 in the period of inception (August 19, 2011) through December 31, 2011.  The operating expenses in 2012 were primarily associated with the organization costs of starting up the Company and its subsidiaries.   The Company’s largest operating expense during its 2012 fiscal year was its general and administrative expenses totaling approximately $1,257,100 compared to $126,000 from inception through December 31, 2011. The increase in general and administrative costs is due to salaries and professional fees related to the expansion of the Company.  These expenses primarily included recurring corporate costs (such as payroll and related expenses), costs incurred related to the initiation of the SH business component.  General and administrative and selling and marketing expenses for the year ended December 31, 2012, also included approximately $75,200 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $88,800 in selling and marketing expenses during the year ended December 31, 2012 compared to $660 for the period of inception through December 31, 2011. The Company expects to incur general and administrative expenses going forward as it grows its operations.  The Company anticipates that the net loss may continue due to the overall expansion of SH and its subsidiaries.

Other income (expense)

For the year ended December 31, 2012, the Company recognized other expense of approximately $776,000 compared to $5,900 in the period of inception through December 31, 2011.  The increase was primarily due to the recognition of interest expense from the discount on the promissory notes being converted to common stock in late 2012.

Liquidity and Capital Resources

As of December 31, 2012, the Company had working capital of approximately $613,220 and had $962,330 of cash, which represents a $934,830 increase in cash from December 31, 2011.  The Company’s total assets and current assets also increased as of December 31, 2012, when compared to December 31, 2011 due to the expansion of the Company.

In large part, the increase in the Company’s current assets on December 31, 2012 when compared to December 31, 2011 was the result of the approximately increased cash due to the sale of convertible debt and stock in 2012.

As noted above, the Company had a net loss during the years ended December 31, 2012 and the period of inception through December 31, 2011.  Further, as of December 31, 2012, the Company had an accumulated deficit of approximately $2,735,000.  Although the Company believes its store revenues (which began in February 2013)  will increase in 2013, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

The Company may continue to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

The Company believes that the proceeds from the issuance of its securities and notes, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses through 2013.  However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period.  As noted above, the Company may need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

The Company incurred an additional $1,025,000 subsequent to December 31, 2012, which was needed for leasehold improvements in completion to the Denver restaurant.

During the year ended December 31, 2012, the Company closed on $2,563,500 in debt offerings and private placement transactions through the sale of its equity securities compared to $540,500 in the prior year.  The Company will continue to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s financial statements as of, and for the year ended, December 31, 2012, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

Management estimates that the total investment necessary to begin operation of a single Southern Hospitality restaurant franchise is between $700,000 and $2.5 million.

Current Liabilities

The Company’s current liability for convertible notes payable and accrued interest as of December 31, 2012, is $55,800 compared to $0 as of December 31, 2011.  This increase is due to the opening of the restaurant in February 2013 as the payments on the convertible notes are tied to the gross revenues of the restaurant as a portion is considered short-term in 2012 compared to long-term in 2011.  Accounts payable as of December 31, 2012, is $453,800 compared to $5,600 as of December 31, 2011.  This increase is due to the open liabilities for the construction of the Denver-based restaurant.

Operating Activities

Net cash used in operating activities was approximately $1,424,500 in 2012, as compared to net cash used in operating activities of approximately $212,000 in the period of inception through December 31, 2011. The increase in net cash used in operating activities in 2012 (compared to 2011) was primarily due to: (i) the increase in net loss for the 2012 period, as compared to the 2011 period, and (ii) increases in related party payables and deposit, as well as the expansion of the business and addition of operation segments, as compared to the 2011 period.

Investing Activities

Net cash used in investing activities in 2012 was approximately $875,700, as compared to net cash used in investing activities of approximately $300,000 for the period of inception through December 31, 2011.  Net cash provided by investing activities in 2012 was primarily the result of cash used for purchases of property and equipment.  Net cash used in investing activities in 2011 was primarily the result of cash paid for the franchisee rights of stores of $300,000.

Financing Activities

Net cash provided by financing activities in 2012 was approximately $3,235,000, compared to approximately $540,500 in the period of inception through December 31, 2011.  Approximately $2,563,000 of cash provided by financing activities in 2012 was due from the issuance of notes payable and common stock compared to approximately $540,500 of in 2011.  The non-controlling interest holders contributed $671,485 by December 31, 2012, with none in 2011.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Contractual Cash Obligations

In April 2012, the Company entered into a lease that expires in August 2022, with the option to extend for two, five year periods, and requires lease payments of approximately $15,550 per month for the first year, escalating up to approximately $20,289 per month in the tenth year.

Critical Accounting Policies

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Form 10-K.  Our critical accounting policies are outlined below.

Fair Value Measurements

The carrying value of cash and non-related party payables approximates fair value due to their short maturities. The carrying value of non-related party notes payable approximates fair value based on effective interest rates estimated to approximate market. The carrying amount of payables to related parties are not practicable to estimate based on the related party nature of the underlying transactions.

Intangible assets

Intangible assets at December 31, 2012, represent franchise license costs for ten planned restaurants. These costs are allocable to each restaurant location and are to be amortized beginning with each restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

Property and Equipment

Subsequent to December 31, 2012, in conjunction with the Company’s planned Denver-based restaurant, the Company began capitalizing certain leasehold improvements, as well as equipment the Company purchased in 2012 but has not yet placed in service. Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is to be performed on a restaurant-by-restaurant basis and is to include other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value.

Leasehold improvements, property and equipment are stated at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. Expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Construction in process (leasehold improvements in process) and other property and equipment are not depreciated/amortized until placed in service. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

The estimated useful lives are as follows:

Leasehold improvements 10 years
Furniture and fixtures 3-10 years
Equipment 3-7 years

Property and equipment at December 31, 2012, has not yet been placed in service, and therefore no deprecation has been recorded through December 31, 2012.

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for its planned restaurant in Denver, Colorado. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period. Deferred rent also includes tenant improvement allowances the Company may receive, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

Revenue Recognition

Through December 31, 2012, the Company had no revenue generating activities. At such time the Company begins to generate revenue through it restaurant operations, it intends to do so pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance.

Revenue is expected to be derived from the sale of prepared food and beverage and select retail items. Revenue is to be recognized at the time of sale and is to be reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is to be included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Standards Codification (“ASC”) 718, Share-Based Payment. ASC 718 requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock-based compensation expense to be recognized over the period of service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using an option pricing model, typically the Black-Scholes model.

Recently issued and adopted accounting pronouncements

The Company reviews new accounting standards as issued.  Although some of the accounting standards issued are effective after the end of the Company’s previous fiscal year, and therefore may be applicable to the Company, management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following the signature page of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, described below, that our disclosure controls and procedures were not effective as of December 31, 2012.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

Management of the Company is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

The Company’s internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2012 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

(1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We have not identified an audit committee financial expert on our board of directors, and at the present time we have no independent directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)
Limited staffing within our accounting operations.  The relatively small number of personnel who are responsible for accounting functions prevents us from fully segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to prepare the financial statements and related disclosures as filed with the Securities and Exchange Commission. Additionally, we did not maintain a sufficient number of financial and accounting staff with the appropriate level of knowledge and experience to ensure that accurate and reliable financial statement of the Company are prepared and reviewed timely in accordance with accounting principles generally accepted in the United States.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of personnel resources, we likely will not take any immediate action to remediate these material weaknesses.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

We are committed to improving our financial organization. As part of this commitment, we will (when funds and/or additional resources are available to the Company) consider taking the following actions: (1) appoint outside directors to our Board of Directors and utilize an independent audit committee of the Board of Directors who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and will increase our personnel resources; and (3) hire independent third parties to perform expert advice.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to the permanent exemption from such requirement for smaller reporting companies.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The table below sets forth the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers.   Executive officers of the Company are appointed by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.  There was no agreement or understanding between the Company and any director or executive officer pursuant to which he was selected as an officer or director.

Name	Position	Age	Year Appointed as Officer or Director
Steve Cominsky	Chief Executive Officer and Director	43	2012
JW Roth	Chairman of the Board and Director	49	2011
Gary Tedder	President and Director	60	2011
David Lavigne	Secretary and Treasurer	50	2011

Steve Cominsky, is the Chief Executive Officer and a Director of the Company. Mr. Cominsky has served as CEO and a Director of Southern Hospitality Franchisee Holding Corp. since October 1, 2012, and COO of its subsidiaries since July 2012. Mr. Cominsky is an established leader in people, sales, profit and process leadership in the hospitality industry. Mr. Cominsky has worked in the Brewery Group Division of Craftworks Restaurants and Breweries Inc. since 1996. He has served as the Regional Manager, overseeing six general managers and numerous other employees. Mr. Cominsky has won numerous awards for his leadership with Craftworks.

J.W. Roth currently serves as the Company’s Chairman of the Board.  Mr. Roth is also Co-Chairman and CEO of Accredited Members Acquisition Corporation and is a founding member of Accredited Members, Inc.  Mr. Roth has been actively involved in all phases of the Company’s development.  Mr. Roth served as a director of Disaboom, Inc. (OTC-Pink Sheets DSBO.PK) from its inception through May 2009.  Since 1997 Mr. Roth has served as the as the President of JW Roth & Company, Inc., a consulting company.  Prior to founding JW Roth & Company, Mr. Roth worked in the financial sales industry for American National Insurance Company and the Prudential Insurance Company.  Additionally, Mr. Roth has worked for, and been associated with, the business development of several companies such as Fear Creek Ranches, IMI Global, Inc., CattleNetwork, Inc., Front Porch Direct, and AspenBio Pharma, Inc.

Gary Tedder is the President, and Director of the Company. Mr. Tedder worked from September 2009 to November 2011 at Accredited Members, Inc., and served as the Senior Vice President of that entity from January 2010. Since November 2011 he has devoted substantially all of his business time to Southern Hospitality Franchisee Holding Corp. For more than ten years prior to joining Accredited Members, Inc., Mr. Tedder was self-employed as a business consultant. Mr. Tedder has over 35 years of experience as an entrepreneur and business development director for various companies, from real estate to entertainment. Additionally, he has been instrumental in making strategic introductions throughout the nonprofit world and business community, through creatively deploying contact capital from his extensive network.

David Lavigne is the Company’s Secretary/Treasurer. He is currently an officer and director of Accredited Members, Inc. Mr. Lavigne was the founder of EdgeWater Research Partners LLC, the predecessor of Accredited Members, Inc. EdgeWater Research was started in 2002 and was a subscription based service providing micro-cap and small-cap research to institutions, brokers and individual investors. Mr. Lavigne formerly served as a director of Hangover Joe’s Holding Corp. f/k/a Accredited Members Holding Corp., which had securities registered pursuant to Section 12 of the Exchange Act. Mr. Lavigne has spent approximately 25 years in the financial and investment industry - primarily employed by small regional sell-side broker-dealers involved in the provisioning of both investment banking and research services with respect to micro cap and small cap issuers. Mr. Lavigne’s experience includes creating research and analysis for retail and institutional clients, as well as research that augments the due diligence process of the corporate finance departments of his respective employers. His generalist research has encompassed several dozen public companies. Mr. Lavigne from the University of Idaho in 1984 with a Bachelors of Science degree in Finance.

Board of Directors – Composition.

The Company’s Board of Directors seeks to ensure that it is composed of members whose particular experience, qualifications, attributes, and skills, when taken together, will allow the Board of Directors to satisfy its oversight obligations effectively.  Currently, the Company does not have a separate nominating committee as, to date, it does not believe that the Company as an early stage company with limited personnel, required such a committee.  However, as the Company grows, the Board may consider establishing a separate nominating committee.  As such, currently the Board of Directors as a whole is in charge of identifying and appointing appropriate persons to add to the Board of Directors when necessary.

In identifying Board candidates it is the Board’s goal to identify persons whom it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company’s nature while also reviewing other appropriate factors.

Involvement in Certain Legal Proceedings

During the past ten years, none of the persons serving as executive officers and/or directors of the Company has been the subject matter of any of the following legal proceedings that are required to be disclosed pursuant to Item 401(f) of Regulation S-K including: (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (b) any criminal convictions; (c) any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (d) any finding by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (e) any sanction or order of any self-regulatory organization or registered entity or equivalent exchange, association or entity.  Further, no such legal proceedings are believed to be contemplated by governmental authorities against any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2012, and subsequently, we believe that during the Company’s 2012 fiscal year all filing requirements applicable to our officers, directors and greater-than-ten-percent stockholders were complied with.

Code of Ethics

The Company has not  adopted a code of ethics because the board does not believe that, given the small size of the Company, its limited personnel, and the limited number of transactions the Company has engaged in, a code of ethics is warranted.

No Audit Committee

The Company does not have a separately designated audit committee.  Instead, the entire Board as a whole acts as the Company’s audit committee.  Consequently the Company does not currently have a designated audit committee financial expert.

No Nominating Committee; Procedures by which Security Holders May Recommend Nominees to the Board of Directors; Communications with Members of the Board of Directors

The Company does not have a separately designated nominating committee.  The Company does not have such a committee because we currently believe that given our small size, the fact that none of the members of our Board are not currently considered “independent”, and because no Company securities are traded on a stock exchange, that such a committee is not currently necessary.  Unless and until the Company establishes a separate nominating committee, when a board vacancy occurs, the remaining board members will participate in deliberations concerning director nominees.  In the future the Company may determine that it is appropriate to designate a separate nominating committee of the board of directors comprised solely of independent directors.

To date, the Board of Directors has not adopted a formal procedure by which shareholders may recommend nominees to the board of directors.   In considering candidates for membership on the Board of Directors, the Board of Directors will take into consideration the needs of the Company and its Board of Directors and the qualifications of the candidate.  With respect to potential new Board members the Board will require and/or review information such as the following:

▪	The name and address of the proposed candidate;

▪	The proposed candidates’ resume or a listing of his or her qualifications to be a director of the Company;

▪	A description of any relationship that could affect such person's qualifying as an independent director, including identifying all other public company board and committee memberships;

▪	A confirmation of such person's willingness to serve as a director if selected by the Board of Directors; and

▪	Any information about the proposed candidate that would, under the federal proxy rules, be required to be included in the Company's proxy statement if such person were a nominee.

Item 11. EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2012 and 2011 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

				Option		All Other
Name and	Fiscal	Salary	Bonus	Awards		Compensation		Total
Principal Position	Year	($)	($)	($)		($)		($)
Gary Tedder,
President and Director (1)	2012	$125,000	$1,000	$13,420	(6)	$12,248		$151,668
	2011	$28,986	$1,000	$-		$3,062	(1)	$33,048

Steve Cominsky,
Chief Executive Officer and Director (2)	2012	$93,481	$1,000	$32,621	(5)	$5,820		$132,922
	2011	$-	$-	$-		$-		$-

JW Roth,
Chairman of the Board (3)	2012	$-	$-	$13,420	(6)	$420,250	(7)	$433,670
	2011	$-	$-	$-		$140,250	(7)	$140,250

David Lavigne,
Secretary and Treasurer (7)	2012	$-	$-	$-		$-		$-
	2011	$-	$-	$-		$-		$-

Gerard Lewis,
Former Chairman of the Board (4)	2012	$-	$-	$-		$39,000		$39,000
	2011	$-	$-	$-		$3,250		$3,250

Rebecca Gregarek,
Former President and Director	2012	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-

Kathy Sheehan,
Former Secretary-Treasurer, Chief Financial Officer and Director	2012	$-	$-	$-	$-	$-
	2011	$-	$-	$-	$-	$-

(1)	Mr. Tedder is a founder of the Company and serves as the Company's President and a Director since October 2011 through the present.

(2)
Mr. Cominsky served as the Chief Operating Officer from June 15, 2012, through September 30, 2012.  On October 1, 2012, he became the Company's Chief Executive Officer and also began serving as a Director.

(3)	Mr. Roth is a founder of the Company and began serving as the Company's Chairman since August 15, 2012. He has been a Director of the Company since its inception in August 2011.

(4)	Mr. Lewis served as the Chairman of the Board from December 15, 2011, through August 15, 2012.

(5)
Upon his appointment as the Company's Chief Executive Officer, Mr. Cominsky was granted an option to acquire 660,368 shares of Company common stock at $0.0150677 per share with 66,035 shares vesting immediately and the remaining shares vesting upon certain criteria.

(6)
On December 14, 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of Southern Hospitality Franchising & Licensing, LLC (the “Franchisor”), which are the subject of an Area Development Agreement between the Franchisor and Southern Hospitality Franchisee Holding Corporation, a wholly owned subsidiary of the Company. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant for 200,000 shares per director exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.

(7)
Mr. Roth and Mr. Lavigne are founders and control persons of AMHC Managed Services, Inc. (“AMMS”) who serves as the Company's Chief Financial Officer from September 2011 through the present.  The fees paid by the Company to AMMS are shown under Mr. Roth in regards to AMMS for disclosure purposes.  Under these agreements for managed services, the Company paid $140,000 in cash in 2011 and granted AMMS a warrant to exercise 330,184 shares for $250.  In 2012, the Company paid $420,000 in cash and granted AMMS a warrant to exercise 330,184 shares at an exercise price of $250.

The Board of Directors acting in lieu of a compensation committee, is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.  To date, the Company has not retained an independent compensation to assist the Company review and analyze the structure and terms of the Company’s executive officers.  Moreover, throughout much of the Company’s fiscal year, the same persons serving on the Board also served as Company executive officers.

The Company considers various factors when evaluating and determining the compensation terms and structure of its executive officers, including the following:

1.	The executive’s leadership and operational performance and potential to enhance long-term value to the Company’s shareholders;

2.	The Company’s financial resources, results of operations, and financial projections;

3.	Performance compared to the financial, operational and strategic goals established for the Company;

4.	The nature, scope and level of the executive’s responsibilities;

5.	Competitive market compensation paid by other companies for similar positions, experience and performance levels; and

6.	The executive’s current salary, the appropriate balance between incentives for long-term and short-term performance.

Company management is responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees, and the Company expects this practice to continue going forward.  The entire Board of Directors remains responsible for significant changes to, or adoption, of new employee benefit plans.  The Company believes that as relatively new company its compensation structure is fair to its executive officers as it is intended to balance the Company’s need to minimize its overhead costs yet reward its executives for individual performance and company performance.

To date the Company has not entered into any employment agreements with any of the persons who serve (or served) as the Company’s executive officers.  Currently there are no contractual commitments in place that provide for severance payments to our executive officers or similar benefits upon a change of control transaction.

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following components:

▪	Base salary;

▪	Stock option awards and/or equity based compensation;

▪	Discretionary cash bonuses;

▪	Commissions for sales of Company products and services; and

▪	Other employment benefits.

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board of Directors believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities.   The Board of Directors believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity similar to the Company.

During the Company’s 2012 and 2011 fiscal years it paid its executive officers the following base salaries:

▪	Gary Tedder was paid a base salary of $125,000 in 2011 and 2012.

▪	Steve Cominsky was paid a base salary of $150,000 starting June 15, 2012 which was raised to $210,000 effective October 1, 2012.

Stock Option Plan Benefits –  The Company believes that equity based compensation helps align management and executives’ interests with the interests of our shareholders. Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives. We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint.   At the present time, we have one equity incentive plan for our management and employees, the 2012 Stock Option Plan.

We have no set formula for granting awards to our executives or employees. In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.  The Company has granted certain of its executive officers stock options.

Discretionary Annual Bonus. Discretionary cash bonuses are another prong of our compensation plan.  The Board of Directors believes that it is appropriate that executive officers and other employees have the potential to receive a portion of their annual cash compensation as a cash bonus to encourage performance to achieve key corporate objectives and to be competitive from a total remuneration standpoint.

We have no set bonus formula for determining or awarding discretionary cash bonuses to our other executives or employees. In determining whether to award bonuses and the amount of any bonuses, we have taken and expect to continue to take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package, as well as the Company’s overall performance including cash flow and other operational factors.

During fiscal 2012, we paid discretionary cash bonuses to certain of the Company’s executive officers (being Messrs. Tedder and Cominsky).  In general, the bonuses paid to these executive officers were determined by the Board.

Other Compensation/Benefits. Another element of the overall compensation is through providing our executive officers are various employment benefits, such as the payment of a monthly allowance for health care insurance and other benefits costs.

Stock Option, Stock Awards and Equity Incentive Plans

In accordance with the Company’s 2012 Stock Option Plan, the Company has granted certain of its executive officers stock options during the Company’s 2012 fiscal year.

The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2012.  There were no equity awards granted to executive officers during 2011.

Number of Securities
Underlying Unexercised
	Options (#)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Un-exercisable	Price ($)	Date

Steve Cominsky, CEO	66,035	594,333	$0.015	09/30/2017

Compensation of Directors

To date, the Company has not provided any of the persons serving as on its directors any separate or additional consideration for serving on the Board.  Therefore, each of the persons who served on the Company’s Board of Directors during fiscal 2011 also served as executive officers, all compensation they received was provided in their capacity as executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Directors and Management

The number of shares outstanding of the Company’s Common Stock at February 22, 2013, was 7,770,034.  The following table sets forth the beneficial ownership of the Company’s common stock as of December 31, 2012, by each director and each executive officer of the Company and by all directors and executive officers as a group.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in the column regarding that shareholders’ common stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Position	Common Stock - Amount and Nature of Beneficial Ownership	Percent of Common Stock
Steve Cominsky 2 North Cascade Ave, Suite1400 Colorado Springs, CO 80903	Director and Chief Executive Officer	85,095 (1)	1.09%

Gary Tedder 2 North Cascade Ave, Suite1400 Colorado Springs, CO 80903	Director and President	860,362 (4)	10.79%

J.W. Roth 2 North Cascade Ave, Suite 1400 Colorado Springs, CO 80903	Director, Chairman	1,539,451 (2) (4)	19.32%

David Lavigne 2 North Cascade Ave, Suite 1400 Colorado Springs, CO 80903	Secretary, Treasurer	1,339,445 (3)	17.24%

All current directors and executive officers as a group (four persons)		3,824,353	46.43%

(1)	Represents 66,037 shares underlying vested options and 19,058 shares owned by his spouse.

(2)	Includes 330,184 shares owned by his spouse and 679,083 shares owned by AMHC Managed Services, an entity controlled by Mr. Roth and Mr. Lavigne.

(3)	Includes 679,083 shares owned by AMHC Managed Services, an entity controlled by Mr. Lavigne and Mr. Roth.

(4)
Includes Mr. Roth and Tedder for their personal guarantees in the form of a warrant for 200,000 shares per director exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Company’s voting stock as of February 22, 2013, by each person who owned of record, or was known to own beneficially, more than 5% of the outstanding voting stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock

Gary Tedder 2 North Cascade Ave, Suite 1400 Colorado Springs, CO 80903	860,362	10.79%

J.W. Roth 2 North Cascade Ave, Suite 1400 Colorado Springs, CO 80903	1,539,451	19.32%

David Lavigne 2 North Cascade Ave, Suite 1400 Colorado Springs, CO 80903	1,339,445	17.24%

AMHC Managed Services, Inc. 2 North Cascade Ave, Suite 1400 Colorado Springs, CO 80903	679,083	8.5%

(1)	Calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

Changes in Control

There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, above, for information regarding securities authorized for issuance under equity compensation plan in the form required by Item 201(d) of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The Company’s Board of Directors as a whole is charged with reviewing and approving all related party transactions. There have not been any transactions, or proposed transactions, to which the Company was or is to be a party, in which any Company director, officer, or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except those outlined below.  The following disclosure is with respect to material transactions between the Company and related parties and with respect to material transactions.

1.  Effective September 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMMS”), a subsidiary of Accredited Members Acquisition Corporation (“AMAC”). The Company’s Chairman of the Board of Directors and officers of the Company are also officers/board members of AMAC. The significant terms of the Management Agreement provide for monthly payments to AMMS in exchange for the ability of the Company to fully utilize the management expertise, financial and accounting expertise, support staff and location of AMMS, including the expertise of the position of AMMS’ Chief Financial Officer and necessary support for compliance under the securities laws with respect to any private or public reports or registration statements the Company may file. The Management Agreement term is 12 months, and requires the Company to pay AMMS a monthly fee equal to $35,000 per month ($140,000 of expense for 2011, of which $35,000 is recorded as a payable at December 31, 2011). Additionally, under the Management Agreement, the Company granted AMMS a warrant to purchase 330,184 shares of Company’s common stock exercisable at $0.0005 per share, exercisable for a three-year term. The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and is being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $16,600 was expensed in 2011. AMMS exercised the warrant in full in July 2012. The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 330,184 shares of the Company’s common stock at $0.0005 per share for a one-year term.

2.  The Company also pays rent and rent-related expenses to AMAC on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and is expected to continue as the Management Agreement continues. Base rental payments are approximately $3,500 per month.

3.  On November 3, 2011, the Company subscribed to a convertible note offering for $25,000 with a related party.  The promissory note carries a 5% interest rate, and is unsecured.  In addition, the Company received 25,000 shares of this Company.  The related party converted the note in December 31, 2012m, and received 18,715 common shares of the Company.

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Cominsky, Roth, Tedder and Lavigne.  None of the directors are considered “independent” as that term defined by Section 803A of the NYSE Amex Company Guide inasmuch as each of the directors has had material relationships with the Company.  The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm, GHP Horwath, P.C., (“GHP Horwath”) billed us aggregate fees in the amount of approximately $25,000 for the fiscal year ended December 31, 2012 and $29,000 for the audit of fiscal year ended December 31, 2011.  These amounts were billed for professional services that GHP Horwath provided for the audit of our annual financial statements.

MaloneBailey, LLP served as Art Dimensions, Inc. independent registered public accounting firm for the period of January 1 through November 14, 2012 and for the period ended December 31, 2011. MaloneBailey billed us aggregate fees in the amount of approximately $8,750 for the period January 1 through November 14, 2012, and approximately $13,750 for the audit of fiscal year ended December 31, 2011.

Tax Fees

GHP Horwath or MaloneBailey did not bill us for any tax fees for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

GHP Horwath or Malone Bailey did not bill us for any other fees for the fiscal years ended December 31, 2012 and 2011.

Audit Committee’s Pre-Approval Practice

Inasmuch as the Company does not have an audit committee, the Company’s board of directors performs the functions of its audit committee.  Section 10A(i) of the 1934 Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

The board of directors has adopted resolutions that provide that the board must:

Pre-approve all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the 1934 Act.

Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the 1934 Act that the auditors propose to provide to us or any of our subsidiaries.

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved GHP Horwath performing our audit for the 2012 fiscal year.

PART IV

Item 15. EXHIBITS

Exhibit Number	Description

2.1.1	Agreement and Plan of Merger and Reorganization with Art Dimensions, Inc.
3.1.1	Articles of Incorporation. (1)
3.1.2	Amendment to Articles of Incorporation.
3.2	Bylaws. (1)
21	List of subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Cheif Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101	Interactive Data Files

(1)	Incorporated by reference from the Company's registration statement on Form S-1 filed on September 26, 2008.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION

Date: March 8, 2013	By:	/s/ Steve Cominsky
Steve Cominsky, CEO and Director

Date: March 8, 2013	By:	/s/ J.W. Roth
J.W. Roth, Director and Chairman

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION and in the capacities and on the dates indicated.

Date: March 8, 2013	By:	/s/ J.W. Roth
J.W. Roth, Director and Chairman

Date: March 8, 2013	By:	/s/ Steve Cominsky
CEO and Director

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
PERIODS ENDED DECEMBER 31, 2012 AND 2011
CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated financial statements:
Balance sheets	F-3
Statements of operations	F-4
Statements of cash flows	F-5
Statements of changes in equity (deficit)	F-6
Notes to consolidated financial statements	F-7 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Southern Hospitality Development Corporation:

We have audited the accompanying consolidated balance sheets of Southern Hospitality Development Corporation and its subsidiaries, a development stage company (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the year ended December 31, 2012, the period from inception (August 19, 2011) through December 30, 2011, and the period from inception (August 19, 2011) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southern Hospitality Development Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $2,585,000, used net cash in operating activities of approximately $1,425,000 in 2012, and has an accumulated deficit of approximately $2,735,000 at December 31, 2012.  In addition, the Company has a limited operating history and did not begin revenue-generating activities until February 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 8, 2013

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
(A Development Stage Company)

  CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

Assets
Current assets:
Cash	$962,331	$27,533
Prepaid expenses	242,807	42,481
Total current assets	1,205,138	70,014

Deposit	18,034	-
Intangible asset	300,000	300,000
Property and equipment	1,451,659	-
Total assets	$2,974,831	$370,014

Liabilities and equity (deficit)
Current liabilities:
Accounts payable	$453,788	$5,646
Related party payable	8,659	41,541
Accrued expenses	73,673	15,786
Convertible notes payable and accrued interest, current portion	55,795	-
Total current liabilities	591,915	62,973

Deferred rent	232,565	-
Convertible notes payable and accrued interest, net of current portion:
Related party (net of $3,661 discount)	-	21,339
Other (net of $682,938 (2012) and $75,044 (2011) discount)	954,487	441,427
Total liabilities	1,778,967	525,739

Commitments and contingencies

Equity (deficit)
Preferred stock, 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock - no par value;
Authorized shares - 50,000,000
Issued and outstanding shares - 6,980,270 (2012) and 4,317,150 (2011)	2,725,200	83,625
Additional paid-in capital	673,626	49,753
Deficit accumulated during the development stage	(2,734,895)	(289,103)
Total Southern Hospitality Development Corporation equity (deficit)	663,931	(155,725)
Noncontrolling interest	531,933	-
Total deficit	1,195,864	(155,725)
Total liabilities and equity (deficit)	$2,974,831	$370,014

See notes to consolidated financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

		Inception	Inception
		(August 19, 2011)	(August 19, 2011)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2012	2011	2012
Operating expenses:
General and administrative (including related party of $44,298, $10,713 and $55,011)	$1,257,081	$125,968	$1,383,049
Related party management services	463,534	156,584	620,118
Selling and marketing	88,760	660	89,420
Total operating expenses	1,809,375	283,212	2,092,587

Loss from operations	(1,809,375)	(283,212)	(2,092,587)

Other expense:
Interest expense (including related party of $3,661, $290 and $3,951)	(775,969)	(5,891)	(781,860)

Net loss	$(2,585,344)	$(289,103)	$(2,874,447)

Net loss attributable to noncontrolling interest	$(139,552)	$-	$(139,552)

Net loss attributable to Southern Hospitality Development Corporation ("SHDC")	(2,445,792)	(289,103)	(2,734,895)

Net loss	$(2,585,344)	$(289,103)	$(2,874,447)

Basis and diluted net loss per share attributable to SHDC common shareholders	$(0.53)	$(0.13)	N/A

Weighted average number of common shares outstanding - basic and diluted	4,648,155	2,183,685	N/A

See notes to consolidated financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
(A Development Stage Company)

 STATEMENTS OF CASH FLOWS

		Inception	Inception
		(August 19, 2011)	(August 19, 2011)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(2,585,344)	$(289,103)	$(2,874,447)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid management services and guarantees	71,284	16,584	87,868
Amortization of debt discount	719,918	1,920	721,838
Equity-based compensation	75,210	-	75,210
Settlement of expenses for promissory note and common stock	102,500	-	102,500
Changes in operating assets and liabilities:
Prepaid expenses	143	(9,312)	(9,169)
Deposit	(18,034)	-	(18,034)
Accounts payable	46,167	5,646	51,813
Related party payable	(32,882)	41,541	8,659
Accrued expenses	113,940	19,757	133,697
Deferred rent	82,565	-	82,565
Net cash used in operating activities	(1,424,533)	(212,967)	(1,637,500)
Cash flows from investing activities
Payment for intangible assets	-	(300,000)	(300,000)
Purchase of property and equipment	(875,685)	-	(875,685)
Net cash used in investing activities	(875,685)	(300,000)	(1,175,685)
Cash flows from financing activities
Proceeds from issuance of common stock to founders	-	3,000	3,000
Proceeds from exercise of warrants	550	-	550
Proceeds from issuance of notes payable and common stock	2,446,337	537,500	2,983,837
Contribution to subsidiary by non-controlling interest	671,485	-	671,485
Sale of common stock	116,644	-	116,644
Net cash provided by financing activities	3,235,016	540,500	3,775,516
Net increase in cash	934,798	27,533	962,331
Cash, beginning	27,533	-	-
Cash, ending	$962,331	$27,533	$962,331
Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant for prepaid management services and guarantees	$271,752	$49,753	$99,506
Convertible notes and interest converted to common stock	$1,477,191	$-	$1,477,191
Property and equipment recorded in exchange for accounts payable	$401,973	$-	$401,973
Leasehold improvements and deferred rent	$150,000	$-	$150,000
Capitalized accrued interest	$24,000	$-	$24,000

See notes to consolidated financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
(A Development Stage Company)
 STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
PERIOD FROM INCEPTION (AUGUST 19, 2011) THROUGH DECEMBER 31, 2012 AND 2011

					Deficit
					accumulated
			Additional	Non-	during the
	Common Stock		paid-in	Controlling	development
	Shares	Amount	capital	Interest	stage	Total
Balances, August 19, 2011 (Inception)	-	$-	$-	$-	$-	$-
Issuance of common stock to founders for cash in November 2011	3,962,203	3,000	-		-	3,000
Warrant issued for prepaid management services in September 2011	-	-	49,753	-	-	49,753
Issuance of common stock in connection with notes payable for cash between October and December 2011	354,947	80,625	-	-	-	80,625
Net loss	-	-	-	-	(289,103)	(289,103)
Balances December 31, 2011	4,317,150	83,625	49,753	-	(289,103)	(155,725)
Cancellation of common stock to founders in July 2012	(1,485,788)	-	-	-	-	-
Exercise of warrant for cash in August 2012	330,184	250	-	-	-	250
Contribution of cash by non-controlling members to subsidiary	-	-	-	671,485	-	671,485
Issuance of common stock in connection with notes payable between January and November 2012	1,683,203	1,040,601	283,500	-	-	1,324,101
Stock issued for services in October 2012	18,160	6,589		-	-	6,589
Warrant issued for prepaid management services in October 2012	-	-	49,752	-	-	49,752
Exercise of warrant for cash in October 2012	330,184	250	-	-	-	250
Warrant issued for services and exercised in October 2012	66,037	50	36,000	-	-	36,050
Acquisition of Art Dimensions, Inc. in November 2012	650,000	-	-	-	-	-
Sale of common stock for cash in December 2012	77,764	116,644	-	-	-	116,644
Conversion of notes payable and accrued interest to common stock in December 2012	993,376	1,477,191	-	-	-	1,477,191
Warrants issued for guarantees in December 2012	-	-	222,000	-	-	222,000
Stock-based compensation	-	-	32,621	-	-	32,621
Net loss	-	-	-	(139,552)	(2,445,792)	(2,585,344)
Balances, December 31, 2012	6,980,270	$2,725,200	$673,626	$531,933	$(2,734,895)	$1,195,864

See notes to consolidated financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS

Organization

Southern Hospitality Development Corporation (the “Company”) is a Colorado corporation formed for the purpose of owning and operating up to 30 Southern Hospitality restaurants in the United States. The restaurants are intended to primarily serve southern or Memphis style barbeque and cuisine and alcoholic beverages (such as a range of bourbons and other spirits and cocktails) and are also intending to sell certain related products and merchandise (such as meat rubs and memorabilia). The Company entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, the Company formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose owning and operating the Company’s first franchised restaurant in Denver, Colorado. SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a board member of the Company is a 22% non-controlling interest holder. SHDC contributed $900,000 by December 31, 2012, and the non-controlling interest holders contributed $671,485 by December 31, 2012, with an additional $228,515 contributed through February 28, 2013, to fund the initial capitalization of the Company’s first Denver-based franchised restaurant. Allocation of income (loss) between SHDH and the non-controlling interest holders is based on each member’s proportional ownership interest.

On November 13, 2012, the Company f/k/a Art Dimensions, Inc. entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Southern Hospitality Franchisee Holding Corporation (“SH”) whereby the Company acquired SH in a reverse triangular merger (the “Acquisition”). On November 13, 2012, the parties closed the Acquisition, and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they owned approximately 89% of the Company on the date of the Acquisition. The shareholders of the Company prior to the Acquisition owned approximately 11% of the Company after the closing of the Acquisition. On November 13, 2012, the Company and SH closed the Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,029 Company shares were issued in the Acquisition.  The number of ADI common shares received by SH’s shareholder depended on the number of shares each held and that were outstanding at the closing of the Merger Transaction.  Additionally, upon the effective date of the transaction all outstanding SH warrants, options and outstanding promissory notes were exchanged for options, warrants and promissory notes to acquire ADI common stock on equivalent terms.

The Registrant was a public shell company (as defined in Rule 12b-2 of the Exchange Act) at the date of the Merger Transaction.  Therefore, the Merger Transaction was accounted for as a reverse acquisition and recapitalization.  SH is the acquirer for accounting purposes and ADI is the acquired company.  Accordingly, SH’s historical financial statements for periods prior to the transaction become those of ADI, retroactively restated for, and giving effect to the number of shares received in the Merger Transaction.  The accumulated deficit of SH is carried forward after the acquisition.  Operations reported for periods prior to the Merger Transaction are those of SH.  Earnings per share for the period prior to the Merger Transaction are restated to reflect the equivalent number of shares outstanding.

Basis of Presentation

Since inception, the Company has devoted substantially all of its efforts to establishing its business, and planned principal operations had not commenced through December 2012. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, which require that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, changes in equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $2,585,300 and $289,100 for the years ended December 31, 2012 and 2011, respectively, has a working capital of approximately $613,200, and has an accumulated deficit of approximately $2,734,900 at December 31, 2012. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since inception through February 2013, the Company has devoted substantially all of its efforts to developing its business plan, raising capital, and implementing steps necessary to open and begin operating restaurants. From inception through February 2013, the Company has completed the following steps:

1.
In October 2011, the Company initiated a private placement of promissory notes and common stock, of which the Company received $537,500 in 2011, and an additional $2,446,337 between January and November 1, 2012.

2.	In November 2011, the Company entered into franchise and area development agreements with the Franchisor to develop its first ten restaurants in ten cities throughout the United States.

3.
In April 2012, the Company entered into a lease for the location of its first restaurant in Denver, Colorado. The Company began renovation and tenant build-out activities in 2012. In February 2013, the Company opened its first Denver-based restaurant.

4.
In December 2012, the Company initiated a private placement of common stock, of which the Company received $116,644 by December 31, 2012. The Company has received an additional $501,172 through February 28, 2013.

Management estimates that the total investment necessary to begin operation of a single Southern Hospitality restaurant franchise is between $700,000 and $2.5 million. The Company began revenue generating activities in late February 2013, however, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. The Company’s continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts, transactions, and profits are eliminated in consolidation.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates. Changes in estimates are recorded in the period of change.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

Fair Value Measurements

The Company accounts for financial instruments pursuant to accounting guidance which defines fair value, established a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair measurements.  To increase consistency and comparability in fair value measurements, the accounting guidance established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 – quoted prices (unadjusted) in active markets of identical assets or liabilities;

Level 2 – observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 – assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial asset or liabilities measure at fair value, with the expection of cash as of December 31, 2012 and December 31, 2011.

The carrying amounts of accounts payable, approximate their fair values due to their short-term maturities.

Non-controlling Interests

Non-controlling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities, and are reported in equity. Through 2012, the non-controlling members contributed $671,485 in cash to SHD. Between January 1 and  February 28, 2013, the non-controlling members have contributed an additional $228,515 to SHD.

Pre-opening Costs

Pre-opening costs, such as travel and employee payroll and related training costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also may include non-cash rental costs under operating leases incurred during a construction period.

Property and Equipment

In conjunction with the Company’s Denver-based restaurant, the Company began capitalizing certain leasehold improvements, as well as equipment the Company purchased in 2012 but did not place in service until February 2013. Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is to be performed on a restaurant-by-restaurant basis and is to include other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued)

Leasehold improvements are stated at cost. Property and equipment within internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. Interest costs of $24,000 are capitalized at December 31, 2012. Expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Property and equipment are not depreciated/amortized until placed in service. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

Property and equipment at December 31, 2012, has not yet been placed in service, and therefore no deprecation has been recorded through December 31, 2012.

Intangible Assets

Intangible assets at December 31, 2012, represent franchise license costs for the ten planned restaurants. These costs are allocable to each restaurant location and are to be amortized beginning with each restaurant opening over the remaining ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the assets’ carrying value is not recoverable.

Capitalized Interest

Interest on funds used to finance the acquisition and construction of the restaurant to the date the asset is placed in service is capitalized.  At December 31, 2012 and 2011 the Company had capitalized interest of $24,000 and $0, respectively.

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for the restaurant in Denver, Colorado. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  A long-term deposit on the Denver lease in the amount of $18,034 is recorded at December 31, 2012.  Deferred rent also includes a tenant improvement allowance the Company received for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Through December 31, 2012, the Company had no revenue generating activities. At such time the Company begins to generate revenue through it restaurant operations (which began in late February 2013), it intends to do so pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance. Revenue is expected to be derived from the sale of prepared food and beverage and select retail items. Revenue is to be recognized at the time of sale and is to be reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is to be included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $88,800 for the year ended December 31, 2012, and $660 and $89,400 for the period of inception (August 19, 2011) through December 31, 2011 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Standards Codification (“ASC”) 718, Share-Based Payment. ASC 718 requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock-based compensation expense to be recognized over the period of service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using an option pricing model, typically the Black-Scholes model.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for tax loss and credit carry-forwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized.

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current income tax expense, as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.

The Company’s subsidiaries (SHD and SHDH) are limited liability companies (“LLC’s”). As an LLC, management believes that these companies are not subject to income taxes, and such taxes are the responsibility of the respective members.

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying financial statements. The Company recognizes tax related interest and penalties, if any, as a component of income tax expense.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options and warrants and shares underlying convertible debt stock aggregating 1,922,171 as of December 31, 2012, (none as of December 31, 2011), have been excluded from the calculation of diluted net loss per common share.

Reclassifications

Certain reclassifications to the 2011 balance sheet have been made in order to conform it to the 2012 presentation.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued.  Although some of the accounting standards issued are effective after the end of the Company’s previous fiscal year, and therefore may be applicable to the Company, management has not identified any standards that it believes will have a significant impact on the Company’s consolidated financial statements.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 3 – INTANGIBLE ASSETS

Franchise Agreements

Through December 2011, the Company paid $300,000 for the non-exclusive rights and license to use the Southern Hospitality system and Southern Hospitality licensed marks in connection with the operation of ten restaurants to be owned and operated by the Company under franchise and related area development agreements. These costs are allocable to each planned restaurant. The allocated cost to each restaurant is to be amortized beginning with each restaurant opening over the remaining ten-year term of the related franchise agreement. Amortization began in February 2013 with the opening of the Company’s first Denver-based restaurant. Amortization expense for the five years following 2012 is estimated to be as follows:

2013	$8,125
2014	17,500
2015	22,500
2016	27,500
2017	30,000
Thereafter	194,375
$300,000

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2012, property and equipment consists of the following:

Leasehold improvements	$1,290,723
Website development	10,800
Equipment	133,091
Computers and hardware	17,045
$1,451,659

Property and equipment at December 31, 2012, has not yet been placed in service, and therefore no deprecation has been recorded through December 31, 2012.  The Company’s first Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.

Between January 1, 2013, and the date of the Denver-based restaurant opening, the Company expended approximately $1 million of additional costs, capitalized to property and equipment.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Beginning in October 2011, the Company began selling 5% promissory notes (the “Notes”) along with shares of the Company’s common stock. Investors received one share of common stock for each one dollar of principal amount loaned to the Company. Through December 31, 2011, the Company sold Notes with a face amount of $537,500 along with 354,947 shares of common stock for cash of $537,500. In this placement, the Company sold $25,000 of Notes and common stock to a related party management company (Note 9). The Company allocated the proceeds received between the Notes and the common stock based on their relative fair value at issuance. The fair values of the Notes and common stock issued was determined to be $456,875 and $80,625, respectively. Consequently the Company recorded a discount of $80,625 at the issuance date of the Notes, with an offsetting increase to paid-in capital on the Company's balance sheet. The debt discount is being amortized to interest expense using the effective interest method over the terms of the related Notes.

Between January 1, 2012, and November 1, 2012, the Company sold additional Notes along with 1,615,515 shares of common stock for total proceeds of $2,446,337. The Company also issued Notes along with 67,637 shares of common stock to third-parties for $102,500 of services provided to the Company. The Company allocated the proceeds and services received between discount on Notes and additional paid-in capital of $1,040,601 of which $88,936 of debt discount was amortized for the year ended December 31, 2012 (Note 8).

The Notes bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date. The effective interest rate on the Notes is approximately 15%. Quarterly payments will be applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each restaurant. The first minimum quarterly payment will be due 45 days after the first calendar quarter in which the Denver restaurant opens on February 21, 2013.

By their original terms, the Notes and accrued interest becomes convertible, at the option of the holder, upon the Company’s common stock becoming publicly traded. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company has determined that there is a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company stock became public.  The Company recorded the beneficial conversion feature as a discount to the note and will amortize over the term of the notes.  Approximately $7,900 has been amortized as of December 31, 2012. In December 2012, there were $1,477,191 of Notes and accrued interest converted to 993,376 common shares at the conversion prices between $1.41 and $1.78 per share.  The unamortized debt discount and beneficial conversion feature that was expensed upon these conversions was $623,076.

Subsequent to year end, additional notes and accrued interest of $641,420 were converted to 389,614 common shares.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments:

Franchise agreement

The Company’s first ten restaurant properties are to be operated under a franchise and related area development agreement with the Franchisor under an initial ten-year term, renewable for two additional five-year terms. Pursuant to the franchise agreement, the Company is to pay royalty fees based on a percentage of gross revenues (generally between 3% and 5% of gross sales, as defined), plus additional fees and costs for marketing, training, inventory and other franchisor costs. Two officers of the Company have personally guaranteed royalty payments to the Franchisor.

Lease agreement

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $144,815 for 2012.

The future minimum lease payments are as follows:
2013	$188,466
2014	194,120
2015	199,944
2016	205,942
2017	212,120
Thereafter	1,076,368
$2,076,960

The Company also pays rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party (Note 9), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and is expected to continue as the Management Agreement continues. Base rental payments are approximately $3,500 per month. Related party rent expense was approximately $44,300, $10,800 and $55,100 for the periods ended December 31, 2012 and 2011 and from Inception through December 31, 2012, respectively (Note 9).

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and reasonably estimable.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 7 – INCOME TAXES

At December 31, 2012, the Company has approximately $1,853,444 of net operating loss carry-forwards which expire in 2031 and 2032, $206,757 and $1,646,687, respectively. The net operating loss carry-forwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

Deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net operating loss carry-forwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  The Company’s net deferred tax assets have been fully reserved, effectively by a valuation allowance, because management does not believe realization of the deferred tax assets is more likely than not at the balance sheet date.

The deferred tax assets (liabilities) and associated valuation allowance at December 31, 2012 and 2011, are as follows:

	2012	2011
Current assets (liabilities):
Stock-based compensation	22,337	-

	2012	2011
Non-current assets (liabilities):
Net operating loss carryforwards	685,774	76,500
	708,111	76,500
Valuation allowance	(708,111)	(76,500)
Net deferred tax assets	$-	$-

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 7 – INCOME TAXES (CONTINUED)

No income tax benefit was recognized for the years ended December 31, 2012 and 2011, as indicated below:

	2012	2011
Deferred tax benefit:
Federal	$581,082	$70,297
State	50,529	6,203
	631,611	76,500
Increase in valuation allowance	(631,611)	(76,500)
	$-	$-

A reconciliation of income tax computed at the U.S. statutory tax rate of 34% to the effective income tax rate is as follows:

	2012	2011
Statutory rate	34%	34%
State taxes	3	3
Permanent difference	(12)	-
Valuation allowance	(25)	(37)
Effective rate	-	-

NOTE 8 –  EQUITY

Preferred stock:

The Company has authorized the issuance of up to 1,000,000 shares of preferred stock, none of which have been issued to date. The designations, preferences, limitations, restrictions, and relative rights of the preferred stock shall be established by the board of directors.

Common stock:

In November 2011, the Company issued 3,962,203 shares to five individuals who represent founders of the Company for $3,000. In July 2012, 1,485,788 of these shares were returned to the Company and cancelled.

In connection with the Company’s 2011 debt offering, 354,947 shares were issued in 2011 for proceeds of $537,500. The offering continued through November 1, 2012, with an additional 1,615,515 common shares being issued for proceeds of $2,446,337.  Additionally, the Company issued 67,688 shares of stock with notes payable valued at $102,500.

In connection with the Company’s 2012 private placement offering to raise $1,500,000 for 1,000,000 shares at $1.50 per share that began in December 2012, 77,764 shares were issued by December 31, 2012, for proceeds of $116,644.  Subsequent to December 31, 2012, an additional 334,115 shares were issued at $1.50 per share by February 28, 2013, for proceeds of $506,694.

In connection with services provided to the Company, the Company issued 18,160 common shares valued at $6,589 in 2012.

Subsequent to year end, additional notes and accrued interest of $641,420 were converted to 389,614 common shares.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 8 – EQUITY (CONTINUED)

Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the “Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 1.5 million shares of common stock may be issued under the Plan (which number is subject to adjustment as described in the Plan).

In 2012, the Company granted stock options to the Company’s CEO to purchase an aggregate of 660,368 shares of common stock.   The Company’s CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining shares vest upon the achievement of the performance objectives determined by management, as defined.  Subsequent to year end, the CEO exercised the vested options for $995.

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $32,600 for the year ended December 31, 2012 (none in 2011).  For the year ended December 31, 2012, there was approximately $293,600 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the year ended December 31, 2012 was $0.51 per share.  The assumptions utilized to determine the fair value of options granted during the years ended December 31, 2012, are as follows:

2012
Risk free interest rate	0.62%
Expected volatility	105%
Expected term	5 years
Expected dividend yield	0

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding. The expected volatility is based on the historical price volatility of the common stock of similar companies since the Company does not have a sufficient history on the public stock exchange. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the stock options.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 8 – EQUITY (CONTINUED)

The following tables set forth the activity in the Company's Plan for the year ended December 31, 2012 (no options were outstanding for 2011):

Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2012	-	$-		$-
Granted	660,368	$0.02	4.75	$980,591
Exercised	-	$-	-	$-
Forfeited/cancelled	-	$-	-	$-
Outstanding at December 31, 2012	660,368	$0.02	4.75	$980,591
Exercisable at December 31, 2012	66,035	$0.02	4.75	$99,058

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2012.

The following table summarizes the activity and value of non-vested options as of and for the year ended December 31, 2012:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2012	-	$-
Granted	660,368	$0.51
Vested	(66,035)	$0.51
Forfeited/cancelled	-	$-
Non-vested options outstanding at December 31, 2012	594,333	$0.51

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 8 – EQUITY (CONTINUED)

Warrants:

On December 14, 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of the Franchisor, which are the subject of an Area Development Agreement between the Franchisor and SH. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant to purchase up to 200,000 shares, per director, exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.   The Company used the Black-Scholes pricing model to determine the weighted average fair value of the warrants.  The Company used the contractual terms of the warrants, a risk free interest rate of .62%, and volatility of 105%.  Approximately $27,750 has been recognized as stock-based compensation for the year ended December 31, 2012.  The Company is to recognize the remaining compensation cost of approximately $194,250 through 2013.

In October 2012, the Company entered into a warrant agreement with a shareholder for services performed.  The shareholder was immediately vested into 66,037 shares of common stock.  The shareholder exercised this option in October 2012 at a price of $0.0005 per share.  Approximately $36,000 was recognized as stock based compensation for the year ended December 31, 2012.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Management Agreement with AMHC Managed Services

Effective September 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMMS”), a subsidiary of AMAC. The Company’s Chairman of the Board of Directors and officers of the Company are also officers/board members of AMAC. The significant terms of the Management Agreement provide for monthly payments to AMMS in exchange for the ability of the Company to fully utilize the management expertise, financial and accounting expertise, support staff and location of AMMS, including the expertise of the position of AMMS’ Chief Financial Officer and necessary support for compliance under the securities laws with respect to any private or public reports or registration statements the Company may file. The Management Agreement term is 12 months, and requires the Company to pay AMMS a monthly fee equal to $35,000 per month ($420,000 of expense for 2012). Additionally, under the Management Agreement, the Company granted AMMS a warrant to purchase 500,000 shares of Company’s common stock exercisable at $0.0005 per share, exercisable for a three-year term. The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and is being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $33,200 was expensed in 2012. AMMS exercised the warrant in full in July 2012.

The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 500,000 shares of the Company’s common stock at $0.0005 per share for a three-year term.  The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and is being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $10,400 was expensed in 2012. AMMS exercised the warrant in full in October 2012.

The Company also pays rent and rent-related expenses to AMAC on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and is expected to continue as the Management Agreement continues.

In addition to the management fee and the rent, mentioned above, the Company paid AMMS for reimbursable expenses and payments made to 3rd parties on behalf of the Company.  During the years ended December 31, 2012 and 2011, the Company paid reimbursable expenses of $113,261 and $51,512 respectively.

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2012 AND 2011

NOTE 10 – SUBSEQUENT EVENTS

On February 8, 2013, the Company entered into a promissory note for $200,000 with an unrelated party. The promissory note carries a 5% interest rate, is unsecured and due on the date the Company’s $1,500,000 common stock offering is closed. As additional consideration, the Company issued the lender a fully-vested stock warrant to purchase up to 50,000 shares of common stock from the Company at an exercise price of $0.50 per share, exercisable for three years.