Form 10-Q
period 2013-03-31
Smokin Concepts Development Corp
filed 2013-05-15
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-538-53

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
 (Exact name of the registrant as specified in its charter)

Colorado	80-0182193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 N. Cascade Avenue, Suite 1400
Colorado Springs, CO 80903
(Address of principal executive offices)

719-265-5821
Telephone number, including
Area code

SOUTHERN HOSPITALITY DEVELOPMENT CORPORATION
(Former name or former address if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Title of Each Class	Name of Each Exchange on Which Registered
NONE	NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

There were 8,234,917 shares of the issuer's common stock, no par value, outstanding as of May 15, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2013

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
  CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$461,503	$962,331
Related party accounts receivable	2,000	-
Prepaid expenses	172,861	242,807
Inventory	42,005	-
Total current assets	678,369	1,205,138

Deposit	18,034	18,034
Intangible asset	299,375	300,000
Property and equipment, net	2,466,286	1,451,659
Total assets	$3,462,064	$2,974,831

Liabilities and equity
Current liabilities:
Accounts payable	$192,974	$453,788
Related party payable	-	8,659
Accrued expenses	221,762	73,673
Note payable and accrued interest, net of discount of $22,247	179,211	-
Convertible notes payable and accrued interest, current portion	90,000	55,795
Total current liabilities	683,947	591,915

Deferred rent	233,615	232,565
Convertible notes payable and accrued interest, net of current portion,
(net of $336,254 (2013) and $682,938 (2012) discount)	450,868	954,487
Total liabilities	1,368,430	1,778,967

Commitments and contingencies

Equity
Preferred stock, 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock - no par value;
Authorized shares - 50,000,000
Issued and outstanding shares - 8,029,915 (2013) and 6,980,270 (2012)	4,404,860	2,725,200
Additional paid-in capital	813,164	673,626
Accumulated deficit	(3,742,222)	(2,734,895)
Total Smokin Concepts Development Corporation ("SCDC") equity	1,475,802	663,931
Noncontrolling interest	617,832	531,933
Total equity	2,093,634	1,195,864
Total liabilities and equity	$3,462,064	$2,974,831

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended
	March 31,
	2013	2012

Revenue	$333,557	$-
Operating expenses:
Restaurant operating costs (exclusive of depreciation and amortizaton shown below)	415,702	-
General and administrative	507,328	110,759
Related party management services	117,438	105,000
Selling and marketing	2,097	16,584
Depreciation and amortization	29,124	-
Total operating expenses	1,071,689	232,343

Loss from operations	(738,132)	(232,343)

Other expense:
Interest expense	(409,276)	(7,918)

Net loss	$(1,147,408)	$(240,261)

Net loss attributable to noncontrolling interest	$(140,081)	$-

Net loss attributable to SCDC	(1,007,327)	(240,261)

Net loss	$(1,147,408)	$(240,261)

Basis and diluted net loss per share attributable to SCDC common shareholders	$(0.13)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	7,479,046	4,377,302

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,147,408)	$(240,261)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid management services and guarantees	67,938	-
Amortization of debt discount	368,932	-
Stock-based compensation	94,049	-
Stock issued for services	5,164	-
Depreciation and amortization	29,124	-
Changes in operating assets and liabilities:
Prepaid expenses	2,009	2,429
Inventory	(42,005)	-
Related party receivable	(2,000)	-
Accounts payable	(261,131)	-
Related party payable	(8,659)	(5,670)
Accrued expenses	164,748	(3,471)
Deferred rent	1,050	-
Net cash used in operating activities	(728,189)	(246,973)
Cash flows from investing activities
Purchase of property and equipment	(1,043,126)	(11,357)
Net cash used in investing activities	(1,043,126)	(11,357)
Cash flows from financing activities
Proceeds from exercise of a stock option	995	-
Proceeds from issuance of notes payable and common stock	-	277,920
Contribution to subsidiary by non-controlling interest	225,980	-
Advances from related party	135,000	-
Advances repaid to related party	(135,000)	-
Sale of common stock	843,512	-
Proceeds from issuance of promissory note and warrant	200,000	-
Net cash provided by financing activities	1,270,487	277,920
Net (decrease) increase in cash	(500,828)	19,590
Cash, beginning	962,331	27,533
Cash, ending	$461,503	$47,123
Supplemental disclosure of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$830,984	$-
Property and equipment recorded in exchange for accounts payable	$100,000	$-

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

			Additional	Non-
	Common Stock		paid-in	Controlling	Accumulated
	Shares	Amount	capital	Interest	Deficit	Total
Balances, January 1, 2013	6,980,270	$2,725,200	$673,626	$531,933	$(2,734,895)	$1,195,864
Issuance of common stock for cash	562,339	843,512	-	-	-	843,512
Conversion of notes payable to common shares	417,828	830,984	-	-	-	830,984
Stock issued for services	3,443	5,164	-			5,164
Warrant issued with a note payable	-		44,494			44,494
Contribution of cash by non-controlling members	-	-	-	225,980	-	225,980
Exercise of stock options	66,035	-	995	-	-	995
Stock-based compensation	-	-	94,049	-	-	94,049
Net loss	-	-	-	(140,081)	(1,007,327)	(1,147,408)
Balances March 31, 2013	8,029,915	$4,404,860	$813,164	$617,832	$(3,742,222)	$2,093,634

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS

Organization

Smokin Concepts Development Corporation (“SCDC” or the “Company”) is a Colorado corporation formed for the purpose of owning and operating up to 30 Southern Hospitality restaurants in the United States, along with managing restaurants outside of the Southern Hospitality brand. The restaurants primarily serve southern or Memphis style barbeque and cuisine and alcoholic beverages (such as a range of bourbons and other spirits and cocktails) and sell certain related products and merchandise (such as meat rubs and memorabilia). The Company entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, the Company formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a director of the Company is a 22% non-controlling interest holder.

On November 13, 2012, the Company f/k/a Art Dimensions, Inc. entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Southern Hospitality Franchisee Holding Corporation (“SH”) whereby the Company acquired SH in a reverse triangular merger (the “Acquisition”). On November 13, 2012, the parties closed the Acquisition, and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they owned approximately 89% of the Company on the date of the Acquisition. The shareholders of the Company prior to the Acquisition owned approximately 11% of the Company after the closing of the Acquisition. On November 13, 2012, the Company and SH closed the Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,029 Company shares were issued in the Acquisition.  The number of ADI common shares received by SH’s shareholder depended on the number of shares each held and that were outstanding at the closing of the Acquisition.  Additionally, upon the effective date of the transaction all outstanding SH warrants, options and outstanding promissory notes were exchanged for options, warrants and promissory notes to acquire ADI common stock on equivalent terms.  Pursuant to the Acquisition, on November 13, 2012, the Company changed its name from Art Dimensions, Inc. to Southern Hospitality Development Corporation.

The Registrant was a public shell company (as defined in Rule 12b-2 of the Exchange Act) at the date of the Acquisition.  Therefore, the Acquisition was accounted for as a reverse acquisition and recapitalization.  SH is the acquirer for accounting purposes and ADI is the acquired company.  Accordingly, SH’s historical financial statements for periods prior to the transaction become those of ADI, retroactively restated for, and giving effect to the number of shares received in the Acquisition.  The accumulated deficit of SH is carried forward after the acquisition.  Operations reported for periods prior to the Acquisition are those of SH.  Earnings per share for the period prior to the Acquisition are restated to reflect the equivalent number of shares outstanding.

The Company, on May 3, 2013, with approval of a majority of the Company’s shareholders, changed its name from Southern Hospitality Development Corporation to Smokin Concepts Development Corporation.

Basis of Presentation

Since inception through February 20, 2013, the Company has devoted substantially all of its efforts to establishing its business.  The Company’s planned principal operations commenced as of February 21, 2013, with the opening of the Southern Hospitality Denver restaurant.  As a result, the Company is no longer considered to be a development stage enterprise as of February 21, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

Basis of Presentation (Continued)

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Amounts as of December 31, 2012 are derived from those audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $1.1 million for the three months ended March 31, 2013, and has an accumulated deficit of approximately $3.7 million at March 31, 2013. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since inception through April 2013, the Company has devoted substantially all of its efforts to developing its business plan, raising capital, and implementing steps necessary to open and begin operating restaurants. From inception through April 2013, the Company has completed the following steps:

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

4.
In connection with the Company’s 2012 private placement offering to raise $1,500,000 for 1,000,000 shares at $1.50 per share that began in December 2012, 562,339 shares were issued for proceeds of $843,512 during the quarter ended March 31, 2013. Subsequent to March 31, 2013, the Company issued 205,002 shares for proceeds of $307,503 through May 15, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

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

Fair Value Measurements

The Company accounts for financial instruments pursuant to accounting guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair measurements.  To increase consistency and comparability in fair value measurements, the accounting guidance established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash as of March 31, 2013.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their short-term maturities.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interests

Non-controlling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities, and are reported in equity. Through March 31, 2013, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash, of which $225,980 was contributed during the quarter ended March 31, 2013.

Pre-opening Costs

Pre-opening costs, such as travel and employee payroll and related training costs are expensed as incurred and included direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also included non-cash rental costs under operating leases incurred during a construction period.

Inventory

Inventory consists of food and beverages and is stated at the lower of cost (first-in, first-out) or market.

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

Intangible Assets

Intangible assets at March 31, 2013, represent franchise license costs for the ten planned restaurants. These costs are allocable to each restaurant location and are to be amortized beginning with each restaurant opening over the remaining ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the assets’ carrying value is not recoverable.

Capitalized Interest

Interest on funds used to finance the acquisition and construction of a restaurant to the date the asset is placed in service is capitalized.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for the restaurant in Denver, Colorado. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  A long-term deposit on the Denver lease in the amount of $18,034 is recorded at March 31, 2013.  Deferred rent also includes a tenant improvement allowance the Company received for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

Revenue Recognition

The Company began revenue-generating activities through the Denver restaurant on February 21, 2013. The Company began accounting for such revenues pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance. Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of income (loss) net of sales taxes collected. The amount of sales tax collected is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $2,100 for the three months ended March 31, 2013.

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

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt stock aggregating 1,869,711 and  1,457,590 as of March 31, 2013 and 2012, have been excluded from the calculation of diluted net loss per common share.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued.  Management has not identified any recently issued accounting standards that it believes will have a significant impact on the Company’s consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED OF MARCH 31, 2013 AND 2012

NOTE 3 – INTANGIBLE ASSETS

Franchise Agreements

In 2011, the Company paid $300,000 for the non-exclusive rights and license to use the Southern Hospitality system and Southern Hospitality licensed marks in connection with the operation of ten restaurants to be owned and operated by the Company under franchise and related area development agreements. These costs are allocable to each planned restaurant. The allocated cost to each restaurant is to be amortized beginning with each restaurant opening over the remaining ten-year term of the related franchise agreement. Amortization began in February 2013 with the opening of the Company’s first Denver-based restaurant with amortization expense of $625 recorded for the three months ended March 31, 2013. Amortization expense for the next five years is estimated to be as follows:

2013 (remaining nine months)	$4,375
2014	11,250
2015	17,500
2016	22,500
2017	27,500
Thereafter	216,250
$299,375

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2013 and December 31, 2012, property and equipment consists of the following:

	March 31,	December 31,
	2013	2012
Leasehold improvements	$2,000,502	$1,290,723
Website development	10,800	10,800
Equipment	430,740	133,091
Computers and hardware	52,742	17,045
	2,494,784	1,451,659
Less accumulated depreciation	(28,498)	-
	$2,466,286	$1,451,659

The Company’s first Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.  Depreciation expense for the three months ended March 31, 2013, was $28,498.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 5 – NOTES PAYABLE

Convertible Notes:

Beginning in October 2011, the Company began selling 5% promissory notes (the “Notes”) along with shares of the Company’s common stock. Investors received one share of common stock for each one dollar of principal amount loaned to the Company. The Notes bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date. The effective interest rate on the Notes is approximately 15%. The Company sold $3,086,388 of notes in 2011 through November 2012. Quarterly payments will be applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each restaurant. The first minimum quarterly payment will be due 45 days after the first calendar quarter in which the Denver restaurant opens, which occured on February 21, 2013.

By their original terms, the Notes and accrued interest become convertible, at the option of the holder, upon the Company’s common stock becoming publicly traded. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company has determined that there is a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company’s stock became public.  The Company recorded the beneficial conversion feature as a discount to the note and is amortizing the amount to interest over the term of the notes.  Approximately $211,600 has been amortized through March 31, 2013. During the three months ended March 31, 2013, there were $830,984 of Notes and accrued interest converted into 417,827 common shares at conversion prices between $1.82 and $2.30 per share.  The unamortized debt discount and beneficial conversion feature that was expensed upon these conversions was $346,685.

Promissory Note:

During the quarter ended March 31, 2013, the Company issued a promissory note with an aggregate face amount of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock. This note bears interest at 5% per annum, is unsecured, and has a maturity date which is concurrent with the date that the current common stock offering closes, which is expected to occur in the second quarter of 2013. The holder of the note received additional consideration in the form of a fully vested stock warrant for the purchase of 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company determined the relative fair value of the warrant to be approximately $44,000 which has been recorded as a discount to the note payable and is being amortized over approximately three months (Note 8).

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The Denver-based restaurant opened in February 2013.  Through March 31, 2013, the Company had remitted payment to the Franchisor for approximately $12,200.

Lease agreement

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $48,000 and $0 for the three months ended March 31, 2013 and 2012.

The Company also pays rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party (Note 9), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and is expected to continue as the Management Agreement continues. Base rental payments are approximately $3,500 per month. Related party rent expense was approximately $14,300 and $14,500 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and reasonably estimable.

 SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

 NOTE 7 – INCOME TAXES

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

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $401,600 and $84,100 for the three months ended March 31, 2013 and 2012, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the change in valuation allowance.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 8 –  EQUITY

Preferred stock:

The Company has authorized the issuance of up to 1,000,000 shares of preferred stock, none of which have been issued to date. The designations, preferences, limitations, restrictions, and relative rights of the preferred stock shall be established by the board of directors.

Common stock:

In connection with the Company’s 2011 debt offering, 1,970,462 shares were issued for proceeds of $2,983,888 through November 2012.  Additionally, the Company issued 67,688 shares of stock with notes payable valued at $102,500 in 2012.  Notes and accrued interest of $2,308,175 have converted into 1,411,203 shares of common stock through March 31, 2013.

In connection with the Company’s 2012 private placement offering to raise $1,500,000 for 1,000,000 shares at $1.50 per share that began in December 2012, 77,764 shares were issued by December 31, 2012, for proceeds of $116,644.  An additional 562,341 shares were issued for proceeds of $843,512 during the quarter ended March 31, 2013.

In connection with services provided to the Company, the Company issued 3,443 common shares valued at $5,164 ($1.50 per share)  during the quarter ended March 31, 2013.

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

In 2012, the Company granted stock options to the Company’s CEO to purchase an aggregate of 660,368 shares of common stock.   The Company’s CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining shares vest upon the achievement of the performance objectives determined by management, as defined.  In March 2013, the board of directors modified the stock option agreement, revising the vesting conditions of the agreement from performance objectives to a service condition.  Under the revised agreement 264,149 shares vest in March 2014 and the remaining 330,184 shares vest in March 2015. The Company valued the modified options at the modification date.  Based on the Black Scholes option model, the fair value of the modified share option is $1.48 per share.  The revised fair value of the option agreement of approximately $882,000 will be expensed over the remaining requisite service period of two years. During the three months ended March 31, 2013, the CEO exercised the vested options for $995.

In March 2013, the Company granted certain members of the Denver-based restaurant management team stock options to purchase an aggregate of 90,000 shares of common stock.  These options were granted with a five-year term exercisable at approximately $1.50 per share with 45,000 options vesting immediately and the remaining shares to vest one year later in March 2014.  None of these options were exercised by March 31, 2013.

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $94,049 for the three months ended March 31, 2013 (none for the quarter ended March 31, 2012).  For the three months ended March 31, 2013, there was approximately $915,000 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 8 – EQUITY (CONTINUED)

Stock options (continued):

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the three months ended March 31, 2013 was $0.96 per share.  The assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2013, were as follows:

2013
Risk free interest rate	0.79%
Expected volatility	105%
Expected term	2-5 years
Expected dividend yield	0

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

The following tables set forth the activity in the Company's Plan for the three months ended March 31, 2013:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2013	660,368	$-		$-
Granted	90,000	$1.50	4.75	$2,700
Exercised	(66,035)	$-	-	$-
Forfeited/cancelled	-	$-	-	$-
Outstanding at March 31, 2013	684,333	$0.21	4.56	$903,074
Exercisable at March 31, 2013	45,000	$1.50	4.70	$1,350

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 8 – EQUITY (CONTINUED)

The following table summarizes the activity and value of non-vested options as of and for the three months ended March 31, 2013:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2013	594,333	$-
Granted	90,000	$0.96
Vested	(45,000)	$0.96
Forfeited/cancelled	-	$-
Non-vested options outstanding at March 31, 2013	639,333	$1.45

Warrants:

On December 14, 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of the Franchisor, which are the subject of an Area Development Agreement between the Franchisor and SH. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant to purchase up to 200,000 shares, per director, exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.   Approximately $55,500 has been recognized as stock-based compensation for the three months ended March 31, 2013.  The remaining prepaid balance of $138,750 is recorded at March 31, 2013, and will be expensed through the remainder of 2013.

As of March 31, 2013, the Company had a promissory note with an aggregate face amount of $200,000 outstanding. By the original terms, the holder of the note received additional consideration in the form of an immediately vested stock warrant of 50,000 common shares at an exercise price of $0.50 per share exercisable for the three years from the date of execution of the note.  The Company used the Black Scholes pricing model to determine the fair value of the warrants.  The Company used the contractual term of the warrant, a risk free interest rate of 0.39% and a volatility of 105%. A relative fair value of approximately $44,000 was calculated based on the fair value of the warrant and note payable.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Management Agreement with AMHC Managed Services

Effective September 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMMS”), a subsidiary of AMAC. The Company’s Chairman of the Board of Directors and officers of the Company are also officers/board members of AMAC. The significant terms of the Management Agreement provide for monthly payments to AMMS in exchange for the ability of the Company to fully utilize the management expertise, financial and accounting expertise, support staff and location of AMMS, including the expertise of the position of AMMS’ Chief Financial Officer and necessary support for compliance under the securities laws with respect to any private or public reports or registration statements the Company may file. The Management Agreement term is 12 months, and requires the Company to pay AMMS a monthly fee equal to $35,000 per month ($105,000 of expense for three months ended March 31, 2013 and March 31, 2012). Additionally, under the Management Agreement, the Company granted AMMS a warrant to purchase 500,000 shares of Company’s common stock exercisable at $0.0005 per share, exercisable for a three-year term. The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and was amortized over the one-year term of the Management Agreement as services are performed. AMMS exercised the warrant in full in July 2012.

The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 500,000 shares of the Company’s common stock at $0.0005 per share for a three-year term.  The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and is being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $12,440 was expensed in the three months ended March 31, 2013. AMMS exercised the warrant in full in October 2012.

The Company also pays rent and rent-related expenses to AMAC on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and is expected to continue as the Management Agreement continues.  The Company expensed $14,300 and $14,500 for the three months ended March 31, 2013 and 2012, respectively.

In addition to the management fee and the rent, mentioned above, the Company paid AMMS for reimbursable expenses and payments made to third parties on behalf of the Company.  During the three months ended March 31, 2013 and 2012, the Company paid reimbursable expenses of $23,711 and $16,766, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;

•	Our results of operations for the three months ended March 31, 2013 and 2012;

•	Our liquidity and capital resources;

•	Any off balance sheet arrangements we utilize;

•	Any contractual obligations to which we are committed;

•	Our critical accounting policies;

•	The inflation and seasonality of our business; and

•	New accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

Overview

In May 2012, the Company formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose owning and operating the Company’s first franchised restaurant in Denver, Colorado. SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a director of the Company is a 22% non-controlling interest holder.

On November 13, 2012, Southern Hospitality Development Corporation f/k/a Art Dimensions, Inc. (“the Company”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Southern Hospitality Franchisee Holding Corporation (“SH”) whereby the Company would acquire SH in a reverse triangular merger (the “Acquisition”). On November 13, 2012, the parties closed the Acquisition and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they owned approximately 89% of the Company. The shareholders of the Company prior to the Acquisition own approximately 11% of the Company after the closing of the Acquisition. On November 13, 2012, the Company and SH closed the Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,129 Company shares were issued in the Acquisition.

The Company acquired SH in the Acquisition that closed November 13, 2012. SH is a Colorado corporation formed in August 2011. In November 2011 SH entered into an Area Developer Agreement (“ADA”) and a Franchise Agreement (“FA”) with SH Franchising & Licensing LLC (the “Franchisor”), for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality restaurants in the United States. The restaurants are intended to primarily serve southern or Memphis style barbeque and cuisine and alcoholic beverages (such as a range of bourbons and other spirits and cocktails) and will also sell certain related products and merchandise (such as meat rubs and memorabilia). Currently, one restaurant in New York City and the Denver, Colorado, restaurant that opened in late February 2013 operate under the Southern Hospitality name.  The Company has a majority interest in the Denver, Colorado restaurant location but has no interest in the New York restaurant location.

Results of Operations – Three months ended March 31, 2013 and 2012

Revenues

During the three months ended March 31, 2013, the Company generated approximately $333,557 in net revenue as the Company opened its first restaurant in Denver, Colorado on February 21, 2013. The Company had no revenue generating activities for the three months ended March 31, 2012.

Cost of Revenue – Revenue Operating Expenses

For the three months ended March 31, 2013, the Company’s cost of revenue was $415,702.  The cost of revenue was attributable to the Denver-based restaurant, including the cost of food, alcohol, labor and other costs of the restaurant.  The Company had no cost of revenue activities for the three months ended March 31, 2012.

Operating Expenses

For the three months ended March 31, 2013 and 2012, the Company’s operating expenses were $655,987 compared to $232,343.  The operating expenses in 2013 and 2012 were primarily associated with the organization costs of starting up the Company and its subsidiaries.   The Company’s largest operating expense during the three months ended March 31, 2013 and 2012, were its general and administrative expenses totaling approximately $507,330 compared to $110,760. The increase in general and administrative costs is due in pre-opening expenses for the Denver-based restaurant primarily included recurring corporate costs (such as payroll and related expenses).  General and administrative for the three months ended March 31, 2013, also included approximately $94,050 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $2,100 in selling and marketing expenses during the three months ended March 31, 2013 compared to $16,584 for the same period in 2012. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company also incurred depreciation and amortization expenses for the three months ended March 31, 2013, for $29,124 as operations began at Denver restaurant location. The Company anticipates that its net loss may continue for the foreseeable future due to the overall expansion of SH and its subsidiaries.

Other income (expense)

For the three months ended March 31, 2013 and 2012, the Company recognized other expense of approximately $409,300 compared to $7,900.  The increase was primarily due to the recognition of interest expense from the discount on the promissory notes being converted to common stock.

Liquidity and Capital Resources

As of March 31, 2013, the Company had working capital deficiency of approximately $5,580 and had $461,500 of cash, which represents a $500,820 decrease in cash from December 31, 2012.  The Company’s total assets increased as of March 31, 2013, when compared to December 31, 2012, due to the expansion of the Company through the purchase of fixed assets for the Denver-based restaurant.

As noted above, the Company had a net loss during the three months ended March 31, 2013and 2012.  Further, as of March 31, 2013, the Company had an accumulated deficit of approximately $3,742,000.  Although the Company believes its store revenues (which began in February 2013) will increase in 2013, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

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

Liabilities

The Company’s liabilities for convertible notes payable and accrued interest as of March 31, 2013, is $540,870 compared to $1,010,280 as of December 31, 2012.  This decrease is due to the conversion of notes payable and accrued interest to common stock in the first quarter of 2013.  Accounts payable as of March 31, 2013, is $193,000 compared to approximately $453,800 as of December 31, 2012.  This decrease is due to the lessor amount of liabilities for the construction of the Denver-based restaurant.

Operating Activities

Net cash used in operating activities was approximately $728,190 in the three months ended March 31, 2013, as compared to net cash used in operating activities of approximately $247,000 in the same period of 2012. The increase in net cash used in operating activities in 2013 (compared to 2012) was primarily due to: (i) the increase in net loss for the 2013 period, as compared to the 2012 period, and (ii) decreases in accounts payable and related party payables, as well as the expansion of the business, as compared to the 2012 period.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2013, was approximately $1,043,120, as compared to net cash used in investing activities of approximately $11,400 for the three months ended March 31, 2012.  Net cash used in investing activities for both periods was primarily the result of cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2013, was approximately $1,270,500, compared to approximately $277,900 in the three months ended March 31, 2012.  Approximately $843,500 of cash provided by financing activities in 2013 was due from the sale of common stock and $200,000 of an issuance of a short-term promissory note.  The non-controlling interest holders contributed $225,980 to the Company during the three months ended March 31, 2013, with none in the same period of 2012.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Financial Statements included in this Form 10-Q.  Our critical accounting policies are outlined below.

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

Intangible assets

Intangible assets at March 31, 2013, represent franchise license costs for ten planned restaurants. These costs are allocable to each restaurant location and are to be amortized beginning with each restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

Property and Equipment

The Company began capitalizing certain leasehold improvements, as well as equipment the Company purchased in 2012 and 2013 and began depreciating the assets when the Denver-based restaurant opened in February 2013. Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is to be performed on a restaurant-by-restaurant basis and is to include other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value.

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

Revenue Recognition

The Company began revenue generating activities through the Denver restaurant as of February 21, 2013. The Company began revenue activities pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance. Revenue is expected to be derived from the sale of prepared food and beverage and select retail items. Revenue is to be recognized at the time of sale and is to be reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is to be included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Standards Codification (“ASC”) 718, Share-Based Payment. ASC 718 requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock-based compensation expense to be recognized over the period of service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using an option pricing model, typically the Black Scholes model.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that our disclosure controls and procedures were not effective as of March 31, 2013.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Internal Control Over Financial Reporting.

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following are sales of unregistered equity securities that occurred during the period covered by this report:

During the quarter ended March 31, 2013, the Company issued a promissory note with an aggregate face amount of $200,000 outstanding, along with warrant. This note bears interest at 5% per annum, is unsecured, with a maturity date of when the current common stock offering closes, expected in 2013. By the original terms, the holder of the note received additional consideration in the form of a fully vested stock warrant of 50,000 common shares at an exercise price of $0.50 per share exercisable for the three years from the date of execution of the note.

In connection with the Company’s 2012 private placement offering to raise $1,500,000 for 1,000,000 shares at $1.50 per share that began in December 2012, 562,341 shares were issued for proceeds of $843,512 during the quarter ended March 31, 2013. Subsequent to March 31, 2013, the Company issued 205,002 shares for proceeds of $307,503 through May 15, 2013.

In connection with services provided to the Company, the Company issued 3,443 common shares valued at $5,164 during the quarter ended March 31, 2013.

In March 2013, the Company granted certain members of the Denver-based restaurant management team stock options to purchase an aggregate of 90,000 shares of common stock.  These options were granted with a five-year term exercisable at approximately $1.50 per share with 45,000 options vesting immediately and the remaining shares to vest one year later in March 2014.  None of these options were exercised by March 31, 2013.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. RESERVED

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

2	Agreement and Plan of Merger and Reorganization with Art Dimensions, Inc. (2)
3.1	Amended and Restated Articles of Incorporation. (3)
3.2	Bylaws. (3)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. (1)
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. (1)
32.1	Section 1350 Certification of Cheif Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Furnished herewith.
32.2	Section 1350 Certification of Chief Finanical Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Furnished herewith.
101	Interactive Data Files

(1)	Filed herewith.
(2)	Incorporated by reference from the Company’s annual 10-K filed for the period ending December 31, 2012.
(3)	Incorporated by reference from the Company’s Form 8-K filed on May 3, 2013.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION

Date: May 15, 2013	By:	/s/ Steve Cominsky
Steve Cominsky, CEO and Director

Date: May 15, 2013	By:	/s/ J.W. Roth
J.W. Roth, Director and Chairman