Form 10-Q
period 2013-06-30
Smokin Concepts Development Corp
filed 2013-08-14
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

719-265-5821
Telephone number, including
Area code

______________________________________________
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

There were 9,629,220 shares of the issuer's common stock, no par value, outstanding as of August 14, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2013

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
  CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$251,661	$962,331
Prepaid expenses and other	140,210	242,807
Inventory	33,979	-
Total current assets	425,850	1,205,138

Deposit	18,034	18,034
Intangible asset	298,125	300,000
Property and equipment, net	2,555,371	1,451,659
Total assets	$3,297,380	$2,974,831

Liabilities and equity
Current liabilities:
Accounts payable	$88,958	$453,788
Related party payable	-	8,659
Accrued expenses	269,983	73,673
Note payable and accrued interest	205,885	-
Convertible notes payable and accrued interest, current portion	81,250	55,795
Total current liabilities	646,076	591,915

Deferred rent	234,666	232,565
Convertible notes payable and accrued interest, net of current portion,
(net of $323,976 (2013) and $682,938 (2012) discount)	476,760	954,487
Total liabilities	1,357,502	1,778,967

Commitments and contingencies

Equity
Preferred stock, 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock - no par value;
Authorized shares - 50,000,000
Issued and outstanding shares - 9,587,887 (2013) and 6,980,270 (2012)	4,894,860	2,725,200
Additional paid-in capital	974,743	673,626
Accumulated deficit	(4,465,582)	(2,734,895)
Total Smokin Concepts Development Corporation ("SCDC") equity	1,404,021	663,931
Noncontrolling interest	535,857	531,933
Total equity	1,939,878	1,195,864
Total liabilities and equity	$3,297,380	$2,974,831

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue	$622,799	$-	$956,356	$-
Operating expenses:
Restaurant operating costs (exclusive of depreciation and amortizaton below)	686,458	-	1,102,160	-
General and administrative	483,155	186,946	990,484	297,705
Related party management services	117,438	117,438	234,876	234,877
Selling and marketing	16,767	53,756	18,865	70,339
Depreciation and amortization	73,201	-	102,324	-
Total operating expenses	1,377,019	358,140	2,448,709	602,921

Loss from operations	(754,220)	(358,140)	(1,492,353)	(602,921)

Other expense:
Interest expense	(51,114)	(46,689)	(460,390)	(54,607)

Net loss	$(805,334)	$(404,829)	$(1,952,743)	$(657,528)

Net loss attributable to noncontrolling interest	$(81,975)	$-	$(222,056)	$-

Net loss attributable to SCDC	(723,359)	(404,829)	(1,730,687)	(657,528)

Net loss	$(805,334)	$(404,829)	$(1,952,743)	$(657,528)

Basis and diluted net loss per share attributable to SCDC common shareholders	$(0.08)	$(0.09)	$(0.21)	$(0.14)

Weighted average number of common shares outstanding - basic and diluted	8,775,011	4,755,303	8,130,422	4,564,491

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,952,743)	$(657,528)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid management services and guarantees	135,876	24,877
Amortization of debt discount	405,151	40,241
Stock-based compensation	251,647	-
Stock issued for services	26,664	-
Depreciation and amortization	102,324	-
Changes in operating assets and liabilities:
Prepaid expenses	(33,279)	4,858
Deposit	-	(18,034)
Inventory	(33,979)	-
Accounts payable	(365,147)	8,359
Related party payable	(8,659)	(41,542)
Accrued expenses and accrued interest	95,568	11,825
Deferred rent	2,100	42,955
Net cash used in operating activities	(1,374,477)	(583,989)
Cash flows from investing activities
Cash restricted for leasehold improvements	-	(300,000)
Purchase of property and equipment	(1,079,161)	(18,029)
Net cash used in investing activities	(1,079,161)	(318,029)
Cash flows from financing activities
Proceeds from exercise of a stock option	4,976	-
Proceeds from issuance of notes payable and common stock	-	1,027,425
Contribution to subsidiary by non-controlling interest	225,980	-
Advances from related party	135,000	-
Advances repaid to related party	(135,000)	-
Sale of common stock	1,312,012	-
Proceeds from issuance of promissory note and warrant	200,000	-
Net cash provided by financing activities	1,742,968	1,027,425
Net (decrease) increase in cash	(710,670)	125,407
Cash and cash equivalents, beginning	962,331	27,533
Cash and cash equivalents, ending	$251,661	$152,940
Supplemental disclosure of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$830,984	$-
Property and equipment recorded in exchange for accrued expenses	$125,000	$-

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2013

	Common Stock		Additional paid-in	Accumulated	Non- Controlling
	Shares	Amount	capital	Deficit	Interest	Total
Balances, January 1, 2013	6,980,270	$2,725,200	$673,626	$(2,734,895)	$531,933	$1,195,864
Issuance of common stock for cash	1,827,113	1,312,012	-	-	-	1,312,012
Conversion of notes payable to common shares	417,828	830,984	-	-	-	830,984
Stock issued for services	35,554	26,664	-			26,664
Warrant issued with a note payable	-	-	44,494			44,494
Contribution of cash by non-controlling members	-	-	-	-	225,980	225,980
Exercise of stock options	327,122	-	4,976	-	-	4,976
Stock-based compensation	-	-	251,647	-	-	251,647
Net loss	-	-	-	(1,730,687)	(222,056)	(1,952,743)
Balances, June 30, 2013	9,587,887	$4,894,860	$974,743	$(4,465,582)	$535,857	$1,939,878

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

On November 13, 2012, the Company f/k/a Art Dimensions, Inc. (“ADI”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Southern Hospitality Franchisee Holding Corporation (“SH”) whereby the Company acquired SH in a reverse triangular merger (the “Acquisition”). On November 13, 2012, the parties closed the Acquisition, and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they owned approximately 89% of the Company on the date of the Acquisition. The shareholders of the Company prior to the Acquisition owned approximately 11% of the Company after the closing of the Acquisition. On November 13, 2012, the Company and SH closed the Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,029 Company shares were issued in the Acquisition.  The number of ADI common shares received by SH’s shareholder depended on the number of shares each held and that were outstanding at the closing of the Acquisition.  Additionally, upon the effective date of the transaction all outstanding SH warrants, options and outstanding promissory notes were exchanged for options, warrants and promissory notes to acquire ADI common stock on equivalent terms.  Pursuant to the Acquisition, on November 13, 2012, the Company changed its name from Art Dimensions, Inc. to Southern Hospitality Development Corporation.

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

Basis of Presentation

Since inception through February 20, 2013, the Company devoted substantially all of its efforts to establishing its business.  The Company’s planned principal operations commenced on February 21, 2013, with the opening of the Southern Hospitality Denver restaurant.  As a result, the Company is no longer considered to be a development stage enterprise as of February 21, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $805,300 and $2.0 million for the three and six months ended June 30, 2013, and has an accumulated deficit of approximately $4.5 million at June 30, 2013. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since inception, the Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its first restaurant. For the three and six months ended June 30, 2103, the Company has been largely focused on its first Denver-based restaurant and working to obtain profitable operations.  Another focus for the Company’s senior management team and directors is in connection with the Company’s 2012 private placement offering to raise $1,500,000 for 2,000,000 shares at $0.75 per share that began in December 2012.  Since December 2012, the Company has issued 1,904,875 shares for net proceeds of approximately $1,428,000.  An additional 74,667 shares for $56,000 were issued subsequent to June 30, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

Management estimates that the total investment necessary to begin operation of a single Southern Hospitality restaurant franchise is between $700,000 and $2.5 million. The Company began revenue generating activities in late February 2013, however, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. The Company’s continued implementation of its business plan is dependent on its future profitability and engaging in strategic transactions, or on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability through the current restaurant operations, enter into strategic transactions, or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash as of June 30, 2013.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their short-term maturities.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities, and are reported in equity. From inception through June 30, 2013, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash, of which $0 and $225,980 was contributed during the three and six months ended June 30, 2013.

Pre-opening Costs

Pre-opening costs, such as travel and employee payroll and related training costs are expensed as incurred and included direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also included non-cash rental costs under operating leases incurred during a construction period.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2013 includes $251,661, of short-term investments with an original a maturity of three months or less when purchased. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within two business days, and therefore are classified as cash and cash equivalents.

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

 Leasehold improvements are stated at cost. Property and equipment costs directly associated with the acquisition, development and construction of a restaurant are capitalized. Expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Property and equipment are not depreciated/amortized until placed in service. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets at June 30, 2013, represent franchise license costs for the ten planned restaurants. These costs are allocable to each restaurant location and are to be amortized beginning with each restaurant opening over the remaining ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the assets’ carrying value is not recoverable.

Capitalized Interest

Interest on funds used to finance the acquisition and construction of a restaurant to the date the asset is placed in service is capitalized.

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for the restaurant in Denver, Colorado. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  A long-term deposit on the Denver lease in the amount of $18,034 is recorded as of June 30, 2013.  Deferred rent also includes a tenant improvement allowance the Company received for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

Revenue Recognition

The Company began revenue-generating activities through the Denver restaurant on February 21, 2013. The Company began accounting for such revenues pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance. Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of income (loss) net of sales taxes collected. The amount of sales tax collected is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $16,800, $53,760, $18,900 and $70,340, respectively for the three and six months ended June 30, 2012 and 2013.

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

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 930,476, 2,064,806, 1,845,036 and 3,460,035 for the three and six months ending June 30, 2013 and 2012, respectively, have been excluded from the calculation of diluted net loss per common share.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued.  Management has not identified any recently issued accounting standards that it believes will have a significant impact on the Company’s consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 3 – INTANGIBLE ASSETS

Franchise Agreements

In 2011, the Company paid $300,000 for the non-exclusive rights and license to use the Southern Hospitality system and Southern Hospitality licensed marks in connection with the operation of ten restaurants to be owned and operated by the Company under franchise and related area development agreements. These costs are allocable to each planned restaurant. The allocated cost to each restaurant is to be amortized beginning with each restaurant opening over the remaining ten-year term of the related franchise agreement. Amortization began in February 2013 with the opening of the Company’s first Denver-based restaurant with amortization expense of $1,250 and $1,875 recorded for the three and six months ended June 30, 2013. Amortization expense for the next five years is estimated to be as follows:

2013 (remaining six months)	$2,500
2014	7,500
2015	17,500
2016	22,500
2017	27,500
Thereafter	220,625
$298,125

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2013 and December 31, 2012, property and equipment consists of the following:

	June 30, 2013	December 31, 2012
Leasehold improvements	$2,158,838	$1,290,723
Website development	13,500	10,800
Equipment	430,740	133,091
Computers and hardware	52,742	17,045
	2,655,820	1,451,659
Less accumulated depreciation	(100,449)	-
	$2,555,371	$1,451,659

The Company’s first Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.  Depreciation expense for the three and six months ended June 30, 2013, was $71,951 and $100,449.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 5 – NOTES PAYABLE

Convertible Notes:

Beginning in October 2011, the Company began selling 5% promissory notes (the “Notes”) along with shares of the Company’s common stock. Investors received one share of common stock for each one dollar of principal amount loaned to the Company. The Notes bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date. The effective interest rate on the Notes is approximately 15%. The Company sold $3,086,388 of notes from 2011 through November 2012. Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each restaurant. The first minimum quarterly payment of $7,297 was paid in May 2013 (45 days after the first calendar quarter in which the Denver restaurant opened which occurred on February 21, 2013).

By their original terms, the Notes and accrued interest became convertible, at the option of the holder, upon the Company’s common stock becoming publicly traded on November 13, 2012. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company’s stock became public.  The Company recorded the beneficial conversion feature as a discount to the note and is amortizing the amount to interest over the term of the notes.  Approximately $214,500 and $40,200 has been amortized through June 30, 2013 and 2012. During the three and six months ended June 30, 2013, there were $0 and $830,984 of Notes and accrued interest converted into 417,828 common shares at conversion prices between $1.82 and $2.30 per share.  The unamortized debt discount and beneficial conversion feature that was expensed upon these conversions was $346,685.

Promissory Note:

During the six months ended June 30, 2013, the Company issued a promissory note with an aggregate face amount of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock. This note bears interest at 5% per annum, is unsecured, and has a maturity date which is concurrent with the date that the current common stock offering closes, which is expected to occur in the third quarter of 2013. The holder of the note received additional consideration in the form of a fully vested stock warrant for the purchase of 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company determined the relative fair value of the warrant to be approximately $44,000, which has been recorded as a discount to the note payable and was amortized over approximately three months (Note 8).

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

For the three and six months ended June 30, 2013, the Company incurred franchise royalty expense of $28,675 and $43,280, respectively.

Lease agreement

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $48,000 and $96,000 for the three and six months ended June 30, 2013, respectively, and $42,955 for the three and six months ended June 30, 2012.

During the three months ended June 30, 2013, the Company and its general contractor were in a dispute regarding the final payment on the leasehold improvements on the restaurant. The general contractor recorded a lien against the premises. This lien caused the Company to be in default of its lease agreement. In July 2013, the Company and its landlord entered into an agreement to satisfy the dispute with the general contractor so the full lien will be released.  The Company subsequently made payment for $62,500.  The Company and landlord have agreed to payment terms to the general contractor.  In turn, the entire lien was released on August 2, 2013.  In addition, the Company has agreed to pay the attorney fees for the landlord estimated at $16,000.  The settlement and legal fees have been recorded in June 30, 2013.

The Company also pays rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party (Note 9), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments are approximately $3,500 per month. Related party rent expense was approximately $14,300 and $28,600 for the three and six months ended June 30, 2013, respectively, and $10,900 and $25,400 for the three and six months ended June 30, 2012, respectively.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and reasonably estimable.

 SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $141,690, $316,463, $230,135 and $605,740 for the three and six months ended June 30, 2012 and 2013, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the change in valuation allowance.

 NOTE 8 – EQUITY

Preferred stock:

The Company has authorized the issuance of up to 1,000,000 shares of preferred stock, none of which have been issued to date. The designations, preferences, limitations, restrictions, and relative rights of the preferred stock shall be established by the board of directors.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

 NOTE 8 – EQUITY (CONTINUED)

Common stock:

Notes payable and accrued interest Of $830,984 were converted into 417,828 shares of common stock during the six months ended June 30, 2013.

In connection with the Company’s 2012 private placement offering to raise $1,500,000 for 1,000,000 shares at $1.50 per share that began in December 2012, the Company changed the offering price to $0.75 per share on May 28, 2013.  The change in offering price and the subscriptions sold through June 30, 2013, resulted in a maximum of 2,000,000 shares available for issuance in which 1,904,875 shares have been issued for proceeds of 1,428,686 since December 2012.

In connection with services provided to the Company, the Company issued an additional 35,554 common shares valued at $26,664 ($0.75 per share) during the six months ended June 30, 2013.

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

In 2012, the Company granted stock options to the Company’s CEO to purchase an aggregate of 660,368 shares of common stock.   The Company’s CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining shares vesting upon the achievement of the performance objectives determined by management, as defined.  During the three months ended March 31, 2013, the CEO exercised the vested options for $995. In March 2013, the board of directors modified the stock option agreement, revising the vesting conditions of the agreement from performance objectives to a service condition.  Under the revised agreement, 264,149 shares vest in March 2014 and the remaining 330,184 shares vest in March 2015. The Company valued the modified options at the modification date.  Based on the Black Scholes option pricing model, the fair value of the modified share option is $1.44 per share.  On June 20, 2013, the Company’s CEO resigned his position. In connection with his resignation, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013. The Company valued the modified options at the modification date which resulted in approximately $198,000 of stock option expense based on a value of $0.75 per share.  He exercised these options in a cashless exercise, and the stock certificate is being held by the Company per a lock-up provision until March 2014.

In March 2013, the Company granted certain members of the Denver-based restaurant management team stock options to purchase an aggregate of 90,000 shares of common stock.  These options were granted with a five-year term exercisable at approximately $1.50 per share with 45,000 options vesting immediately and the remaining shares to vest one year later in March 2014.  None of these options were exercised by June 30, 2013.

The stock-based compensation cost that has been included as a charge to general and administrative expense in the statements of operations was approximately $157,600 and $251,600 for the three and six months ended June 30, 2013, respectively, (none for the three and six ended June 30, 2012).  As of June 30, 2013, there was approximately $32,000 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

  NOTE 8 – EQUITY (CONTINUED)

Stock options (continued):

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the six months ended June 30, 2013 was $0.96 per share.  The assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2013, were as follows:

2013
Risk free interest rate	0.79%
Expected volatility	105%
Expected term	2.5 years
Expected dividend yield	0

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

The following tables set forth the activity in the Company's Plan for the six months ended June 30, 2013:

			Weighted
		Weighted	Average
	Shares	average	Remaining	Aggregate
	under	exercise	contractual	intrinsic
	Option	price	Life	value
Outstanding at January 1, 2013	660,368	$-		-
Granted	90,000	$1.50	4.75	-
Exercised	(330,184)	$0.02	-	242,685
Forfeited/Cancelled	(330,184)	$0.02	-	242,685
Outstanding at June 30, 2013	90,000	$1.50	4.75	-
Exercisable at June 30, 2013	45,000	$1.50	4.75	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on June 30, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 8 – EQUITY (CONTINUED)

The following table summarizes the activity and value of non-vested options as of and for the six months ended June 30, 2013:

		Weighted
	Number	Average
	Of	grant date
	Options	fair value
Non-vested options outstsanding at January 1, 2013	594,333	$-
Granted	90,000	0.96
Vested	(309,149)	1.37
Forfeited/cancelled	(330,184)	1.44
Non-vested options outstanding at June 30, 2013	45,000	$0.96

Warrants:

On December 14, 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of the Franchisor, which are the subject of an Area Development Agreement between the Franchisor and SH. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant to purchase up to 200,000 shares, per director, exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.  The Company used the contractual term of the warrant, a risk free interest rate of 1.61% and a volatility of 105% as assumptions in the Black Scholes model. Approximately $55,500 and $111,000 has been recognized as stock-based compensation for the three and six months ended June 30, 2013, respectively.  The remaining prepaid balance of $83,250 is recorded at June 30, 2013, and is to be expensed through the remainder of 2013.

As of June 30, 2013, the Company had a promissory note with an aggregate face amount of $200,000 outstanding. By the original terms, the holder of the note received additional consideration in the form of an immediately vested stock warrant of 50,000 common shares at an exercise price of $0.50 per share exercisable for the three years from the date of execution of the note.  The Company used the Black Scholes pricing model to determine the fair value of the warrants.  The Company used the contractual term of the warrant, a risk free interest rate of 0.39% and a volatility of 105%. A relative fair value of approximately $44,000 was calculated based on the fair value of the warrant and note payable.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Management Agreement with AMHC Managed Services

Effective September 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMMS”), a subsidiary of AMAC. The Company’s Chairman of the Board of Directors and officers of the Company are also officers/board members of AMAC. The significant terms of the Management Agreement provide for monthly payments to AMMS in exchange for the ability of the Company to fully utilize the management expertise, financial and accounting expertise, support staff and location of AMMS, including the expertise of the position of AMMS’ Chief Financial Officer and necessary support for compliance under the securities laws with respect to any private or public reports or registration statements the Company may file. The Management Agreement term was 12 months, and required the Company to pay AMMS a monthly fee equal to $35,000 per month. Additionally, under the Management Agreement, the Company granted AMMS a warrant to purchase 330,184 shares of Company’s common stock exercisable at $0.0007 per share, exercisable for a three-year term. The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and was amortized over the one-year term of the Management Agreement as services are performed. AMMS exercised the warrant in full in July 2012.

The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 330,184 shares of the Company’s common stock at $0.0007 per share for a three-year term.  The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and is being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $12,440 and $24,870 was expensed in the three and six months ended June 30, 2013. AMMS exercised the warrant in full in October 2012. On May 17, 2013, the Company amended its terms with AMMS that AMMS will not be the “Acting CFO” nor provide senior financial management services for the Company effective the same date.  Further, on June 26, 2013, the Company notified AMMS that it will terminate the Management Agreement effective July 31, 2013.  These functions will now be handled by the interim CEO and interim CFO.

The Company also pays rent and rent-related expenses to AMAC on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated.  The Company expensed $14,300 and $28,600 for the three and six months ended June 30, 2013 and $10,930 and $25,430 for the three and six months ended June 30, 2012, respectively.

In addition to the management fee and the rent discussed above, the Company paid AMMS for reimbursable expenses and payments made to third parties on behalf of the Company.  During the three and six months ended June 30, 2013 and 2012, the Company paid reimbursable expenses of $16,288, $14,682, $40,000 and $31,448, respectively.

In July 2013, the Company repurchased 33,334 common shares owned by AMMS for $1.50 per share for a total price of $50,000.  The difference between the $1.50 per share and the fair value of the shares at the transaction date of $0.75 per share ($25,000) will be recorded as an expense in July 2013.  These shares were cancelled by the Company subsequent to June 30, 2013.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three and six months ended June 30, 2013 and 2012;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our company.

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

The Company acquired SH in the Acquisition that closed November 13, 2012. SH is a Colorado corporation formed in August 2011. In November 2011 SH entered into an Area Developer Agreement (“ADA”) and a Franchise Agreement (“FA”) with SH Franchising & Licensing LLC (the “Franchisor”), for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality restaurants in the United States. The restaurants are intended to primarily serve southern or Memphis style barbeque and cuisine and alcoholic beverages (such as a range of bourbons and other spirits and cocktails) and certain related products and merchandise (such as meat rubs and memorabilia). Currently, one restaurant in New York City and the Denver, Colorado, restaurant that opened in late February 2013 operate under the Southern Hospitality name.  The Company has a majority interest in the Denver, Colorado restaurant location but has no interest in the New York restaurant location.

Due to the high cost of opening the Denver restaurant, the Company is reconsidering its business plan with respect to the timetable for opening other restaurants. However, the Company will remain focused on the Denver restaurant and will continue to focus on achieving and maintaining profitability at that location. The Denver location, with only being several months old, ended in a loss for the three and six months ended June 30, 2013.  The Company anticipates achieving week over week profitability, at the Denver location, to grow during the third quarter of 2013.

Results of Operations – Three and Six Months ended June 30, 2013 and 2012

Revenues

During the three and six months ended June 30, 2013, the Company generated approximately $622,800 and $956,400 in net revenue as the Company opened its first restaurant in Denver, Colorado on February 21, 2013. The Company had no revenue generating activities for the three and six months ended June 30, 2012.

Cost of Revenue – Restaurant Operating Expenses

For the three and six months ended June 30, 2013, the Company’s cost of revenue was $686,500 and $1,102,200.  The cost of revenue was attributable to the Denver-based restaurant, including the cost of food, alcohol, labor and other costs of the restaurant.  The Company had no cost of revenue activities for the three and six months ended June 30, 2012.

Cost of revenue, comprised of operating expenses at the SH Denver restaurant, includes variable expenses and fluctuates with sales volumes for expenses such as food and beverage costs, payroll and franchise fees.  Fixed expenses, such as lease expense at the SH Denver restaurant location, are also included.

Operating Expenses – General and Administrative, Related Party Management Services and Selling and Marketing

For the three and six months ended June 30, 2013, the Company’s operating expenses were $690,600 and $1,346,600 compared to $358,100 and $602,900 in 2012.  The operating expenses in 2013 were primarily related to expenses for pre-opening and ongoing operations. The expenses during the same period in 2012 were primarily associated with the organization costs of starting up the Company and its subsidiaries. The Company’s largest operating expense, excluding restaurant operating expenses, during the three and six months ended June 30, 2013 and 2012, were its general and administrative expenses totaling approximately $483,200 and $990,500 compared to $187,000 and $298,000. The increase in general and administrative costs is due to pre-opening and ongoing expenses for the Denver-based restaurant primarily, including recurring corporate costs (such as payroll and related expenses).  General and administrative for the three and six months ended June 30, 2013, also included approximately $217,100 and $366,600 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $16,800 and $18,900 in selling and marketing expenses during the three and six months ended June 30, 2013 compared to $53,800 and $70,340 for the same period in 2012. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss will continue for the foreseeable future due to the overall expansion of SH and its subsidiaries and parent company overhead.

Depreciation and Amortization

For the three and six months ended June 30, 2013, the Company’s depreciation and amortization were approximately $73,200 and $102,300.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant.

Other income (expense)

For the three and six months ended June 30, 2013 and 2012, the Company recognized other expense of approximately $51,100 and $460,400 compared to $46,700 and $54,600.  The increase in interest expense was primarily due to the recognition of interest expense from the discount on the promissory notes being converted to common stock.

Liquidity and Capital Resources

As of June 30, 2013, the Company had working capital deficiency of approximately $220,200 and had $251,700 of cash, which represents a $710,700 decrease in cash from December 31, 2012.  The Company’s total assets increased as of June 30, 2013, when compared to December 31, 2012, due to the expansion of the Company through the purchase of fixed assets for the Denver-based restaurant.

As noted above, the Company incurred a net loss during the three and six months ended June 30, 2013, and 2012.  Further, as of June, 2013, the Company had an accumulated deficit of $4,465,600.  Although the Company believes its Denver restaurant revenues (which began in February 2013) will increase in 2013, for at least the near term the Company is reconsidering its timeline for other restaurants, and is considering other strategic alternatives in the restaurant space for its business plan. As strategic alternatives present themselves the Company expects to adjust its business plan accordingly. Further, Robert Mudd, a Manager at Bourbon Brothers Holding Company, LLC, joined the Company during the fiscal quarter.  In connection with the continuing success of the Denver restaurant and Mr. Mudd taking on the role of interim CEO, the Board of Directors is exploring the following possible scenarios in lieu of the business plan previously envisioned by the Company:

1.	Substantially reduce the overhead expenses at the parent company level; and
2.	Actively pursue alliances with similar brands.

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

The Company’s consolidated financial statements for the three and six months ended June 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Liabilities

The Company’s liabilities for convertible notes payable and accrued interest as of June 30, 2013, is $558,000 compared to $1,010,000 as of December 31, 2012.  This decrease is due to the conversion of notes payable and accrued interest to common stock in the first half of 2013.  Accounts payable as of June 30, 2013, is $88,900 compared to approximately $453,800 as of December 31, 2012.  This decrease is due to the lessor amount of liabilities for the construction of the Denver-based restaurant.

Operating Activities

Net cash used in operating activities was approximately $1,374,500 in the six months ended June 30, 2013, as compared to net cash used in operating activities of approximately $584,000 in the same period of 2012. The increase in net cash used in operating activities in 2013 (compared to 2012) was primarily due to: (i) the increase in net loss for the 2013 period, as compared to the 2012 period, and (ii) decreases in accounts payable and inventory, as well as the expansion of the business, as compared to the 2012 period.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2013, was approximately $1,079,100, as compared to net cash used in investing activities of approximately $318,000 for the six months ended June 30, 2012.  Net cash used in investing activities for both periods was primarily the result of cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2013, was approximately $1,743,000, compared to approximately $1,027,000 in the six months ended June 30, 2012.  Approximately $1,512,000 of cash provided by financing activities in 2013 was due from the sale of common stock and $200,000 of an issuance of a short-term promissory note.  The non-controlling interest holders contributed $225,980 to the Company during the six months ended June 30, 2013, with none in the same period of 2012.

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

Intangible assets

Intangible assets at June 30, 2013, represent franchise license costs for ten planned restaurants. These costs are allocable to each restaurant location and are to be amortized beginning with each restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

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

Property and Equipment (Continued)

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Interim Chief Executive Officer and our Interim Chief Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that our disclosure controls and procedures were not effective as of June 30, 2013.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Company’s 2012 private placement offering to raise $1,500,000 for 1,000,000 shares at $1.50 per share that began in December 2012, the Company changed the offering price to $0.75 per share on May 28,2013.  The change in offering price and the subscription sold through June 30, 2013, resulted in a  maximum of 2,000,000 shares available for issuance in which 1,904,875 shares have been issued for proceeds of 1,428,686 since December 2012.

In connection with services provided to the Company, the Company issued an additional 35,554 common shares valued at $26,664 ($0.75 per share) during the six months ended June 30, 2013.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)
3.2	Bylaws. (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. (2)
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. (2)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. (2)
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. (2)
101	Interactive Data Files (2)

(1) (2)	Incorporated by reference from the Company’s report on Form 8-K dated April 30, 2013 and filed May 3, 2013. Filed herewith.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION

Date: August 14, 2013	By:	/s/ Robert B. Mudd
Robert B. Mudd, Interim CEO and Interim CFO

Date: August 14, 2013	By:	/s/ Gary Tedder
Gary Tedder, President and Director