Form 10-Q
period 2013-09-30
Smokin Concepts Development Corp
filed 2013-11-14
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

There were 9,629,220, shares of the issuer's common stock, no par value, outstanding as of November 14, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2013

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
  CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,261	$962,331
Prepaid expenses and other	64,636	242,807
Inventory	36,517	-
Total current assets	144,414	1,205,138

Deposit	18,034	18,034
Intangible asset	46,875	300,000
Property and equipment, net	2,501,316	1,451,659
Total assets	$2,710,639	$2,974,831

Liabilities and equity
Current liabilities:
Accounts payable	$95,769	$453,788
Related party payable	-	8,659
Accrued expenses	66,308	73,673
Related party note payable	131,486
Note payable and accrued interest	206,459	-
Convertible notes payable and accrued interest, current portion	81,250	55,795
Total current liabilities	581,272	591,915

Deferred rent	235,250	232,565
Convertible notes payable and accrued interest, net of current portion,
(net of $242,220 (2013) and $682,938 (2012) discount)	486,993	954,487
Total liabilities	1,303,515	1,778,967

Commitments and contingencies

Equity
Preferred stock, 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock - no par value;
Authorized shares - 50,000,000
Issued and outstanding shares - 9,629,220 (2013) and 6,980,270 (2012)	4,925,860	2,725,200
Additional paid-in capital	1,020,676	673,626
Accumulated deficit	(5,038,598)	(2,734,895)
Total Smokin Concepts Development Corporation ("SCDC") equity	907,938	663,931
Noncontrolling interest	499,186	531,933
Total equity	1,407,124	1,195,864
Total liabilities and equity	$2,710,639	$2,974,831

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue	$596,766	$-	$1,553,052	$-
Operating expenses:
Restaurant operating costs (exclusive of depreciation and amortizaton below)	611,238	-	1,713,256	-
General and administrative	134,681	303,833	1,121,668	601,539
Related party management services	114,512	138,169	349,388	348,169
Selling and marketing	199	9,776	19,065	80,116
Depreciation and amortization	74,216	-	176,541	-
Impairment of franchise fees	250,000	-	250,000	-
Total operating expenses	1,184,846	451,778	3,629,918	1,029,824

Loss from operations	(588,080)	(451,778)	(2,076,866)	(1,029,824)

Other expense:
Interest expense	(25,175)	(55,346)	(485,564)	(78,035)

Net loss	$(613,255)	$(507,124)	$(2,562,430)	$(1,107,859)

Net loss attributable to noncontrolling interest	$(36,671)	$(62,642)	$(258,727)	$(62,642)

Net loss attributable to SCDC	(576,584)	(444,482)	(2,303,703)	(1,045,217)

Net loss	$(613,255)	$(507,124)	$(2,562,430)	$(1,107,859)

Basis and diluted net loss per share attributable to SCDC common shareholders	$(0.06)	$(0.08)	$(0.27)	$(0.22)

Weighted average number of common shares outstanding - basic and diluted	9,611,542	5,318,606	8,612,059	4,817,939

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,562,430)	$(1,107,859)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid management services and guarantees	205,868	33,169
Amortization of debt discount	419,283	31,918
Stock-based compensation	257,580	-
Contributed services by related party	40,000	-
Stock issued for services	26,664	50,000
Depreciation and amortization	176,541	-
Impairment of franchise fees	250,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(27,789)	3,359
Deposit	-	(18,034)
Inventory	(36,517)	-
Accounts payable	(358,336)	(1,083)
Related party payable	(8,659)	(41,541)
Accrued expenses and accrued interest	13,658	61,971
Deferred rent	2,685	78,951
Net cash used in operating activities	(1,601,452)	(909,149)
Cash flows from investing activities
Cash restricted for leasehold improvements	-	(397,335)
Purchase of property and equipment	(1,223,072)	(271,301)
Net cash used in investing activities	(1,223,072)	(668,636)
Cash flows from financing activities
Proceeds from exercise of a stock option	4,976	-
Proceeds from issuance of notes payable and common stock	-	1,936,001
Contribution to subsidiary by non-controlling interest	225,980	225,000
Advances from related party	135,000	-
Advances repaid to related party	(135,000)	-
Proceeds from issuance of related party promissory note	131,486	-
Sale of common stock	1,368,012	-
Repurchase of shares for services from related party	(25,000)	-
Proceeds from issuance of promissory note and warrant	200,000	250
Net cash provided by financing activities	1,905,454	2,161,251
Net (decrease) increase in cash	(919,070)	583,466
Cash and cash equivalents, beginning	962,331	27,533
Cash and cash equivalents, ending	$43,261	$610,999
Supplemental disclosure of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$830,984	$-
Issuance of promissory note and common stock for services	$-	$50,000

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013

			Additional		Non-
	Common Stock		paid-in	Accumulated	Controlling
	Shares	Amount	capital	Deficit	Interest	Total
Balances, January 1, 2013	6,980,270	$2,725,200	$673,626	$(2,734,895)	$531,933	$1,195,864
Issuance of common stock for cash	1,901,780	1,368,012	-	-	-	1,368,012
Conversion of notes payable to common shares	417,828	830,984	-	-	-	830,984
Stock issued for services	35,554	26,664	-	-	-	26,664
Warrant issued with a note payable	-	-	44,494	-	-	44,494
Contribution of cash by non-controlling members	-	-	-	-	225,980	225,980
Exercise of stock options	327,122	-	4,976	-	-	4,976
Stock-based compensation	-	-	257,580	-	-	257,580
Contributed services	-	-	40,000	-	-	40,000
Repurchase of shares for services	(33,334)	(25,000)	-	-	-	(25,000)
Net loss	-	-	-	(2,303,703)	(258,727)	(2,562,430)
Balances, September 30, 2013	9,629,220	$4,925,860	$1,020,676	$(5,038,598)	$499,186	$1,407,124

See notes to unaudited consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

On November 13, 2012, the Company, f/k/a Art Dimensions, Inc. (“ADI”), entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Southern Hospitality Franchisee Holding Corporation (“SH”) whereby the Company acquired SH in a reverse triangular merger (the “Acquisition”). On November 13, 2012, the parties closed the Acquisition, and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they owned approximately 89% of the Company on the date of the Acquisition. The shareholders of the Company prior to the Acquisition owned approximately 11% of the Company after the closing of the Acquisition. On November 13, 2012, the Company and SH closed the Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,029 Company shares were issued in the Acquisition.  The number of ADI common shares received by SH’s shareholder depended on the number of shares each held and that were outstanding at the closing of the Acquisition.  Additionally, upon the effective date of the transaction all outstanding SH warrants, options and outstanding promissory notes were exchanged for options, warrants and promissory notes to acquire ADI common stock on equivalent terms.  Pursuant to the Acquisition, on November 13, 2012, the Company changed its name from Art Dimensions, Inc. to Southern Hospitality Development Corporation.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $613,000 and $2.6 million for the three and nine months ended September 30, 2013, and has an accumulated deficit of approximately $5.0 million at September 30, 2013. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Since inception, the Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its first restaurant. For the three and nine months ended September 30, 2013, the Company has been largely focused on its first Denver-based restaurant and working to obtain profitable operations.  Another focus for the Company’s senior management team and directors is in connection with the Company’s 2012 private placement offering to raise $1,500,000 for 2,000,000 shares at $0.75 per share that began in December 2012.  Since December 2012, the Company has issued 1,979,542 shares for net proceeds of approximately $1,484,000.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of September 30, 2013.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their short-term maturities.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities, and are reported in equity. From inception through September 30, 2013, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash, of which $0 and $225,980 was contributed during the three and nine months ended September 30, 2013.

Pre-opening Costs

Pre-opening costs, such as travel and employee payroll and related training costs are expensed as incurred and included direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also included non-cash rental costs under operating leases incurred during a construction period.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2013 includes $43,261, of cash and cash equivalents with an original a maturity of three months or less when purchased. The majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within two business days, and therefore are classified as cash and cash equivalents.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets at September 30, 2013, represent franchise license costs for the Denver restaurant.  On September 23, 2013, the Company terminated the Area Developer Agreement (“ADA”) with the Franchisor for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality restaurants in the United States. The Company originally paid $300,000 for the franchise license costs for ten planned restaurants. As a result of the termination of the ADA, the Company determined this event impaired the intangible assets and as a result, impairment expense of $250,000 was recorded in the quarter ended September 30, 2013 (Note 3).

Capitalized Interest

Interest on funds used to finance the acquisition and construction of a restaurant to the date the asset is placed in service is capitalized.

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for the restaurant in Denver, Colorado. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  A long-term deposit on the Denver lease in the amount of $18,034 is recorded as of September 30, 2013.  Deferred rent also includes a tenant improvement allowance the Company received for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $200, $19,100, $9,800 and $80,100, respectively for the three and nine months ended September 30, 2013 and 2012.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 1,364,179, 1,958,512, 5,177,186 and 5,507,368 for the three and nine months ended, respectively, September 30, 2013 and 2012, have been excluded from the calculation of diluted net loss per common share.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued.  Management has not identified any recently issued accounting standards that it believes will have a significant impact on the Company’s consolidated financial statements.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 3 – INTANGIBLE ASSETS

Franchise Agreements

In 2011, the Company paid $300,000 for the non-exclusive rights and license to use the Southern Hospitality system and Southern Hospitality licensed marks in connection with the operation of ten restaurants to be owned and operated by the Company under franchise and related area development agreements.

Intangible assets at September 30, 2013, represent franchise license costs for the Denver restaurant.  On September 23, 2013, the Company terminated the Area Developer Agreement (“ADA”) with the Franchisor for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality restaurants in the United States. The Company originally paid $300,000 for the franchise license costs for ten planned restaurants. As a result of the termination of the ADA, the Company determined this event impaired the intangible assets and a result of impairment expense was recorded in the quarter ended September 30, 2013 of $250,000.

Amortization began in February 2013 with the opening of the Company’s Denver-based restaurant with amortization expense of $1,250 and $3,125 recorded for the three and nine months ended September 30, 2013. Amortization expense for the next five years is estimated to be as follows:

2013 (remaining three months)	$1,250
2014	5,000
2015	5,000
2016	5,000
2017	5,000
Thereafter	25,625
$46,875

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2013 and December 31, 2012, property and equipment consists of the following:

	September 30,	December 31,
	2013	2012
Leasehold improvements	$2,146,322	$1,290,723
Website development	13,500	10,800
Equipment	462,166	133,091
Computers and hardware	52,742	17,045
	2,674,730	1,451,659
Less accumulated depreciation	(173,414)	-
	$2,501,316	$1,451,659

The Company’s first Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.  Depreciation expense for the three and nine months ended September 30, 2013, was $73,000 and $173,400.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 5 – NOTES PAYABLE

Convertible Notes:

Beginning in October 2011, the Company began selling 5% promissory notes (the “Notes”) along with shares of the Company’s common stock. Investors received one share of common stock for each one dollar of principal amount loaned to the Company. The Notes bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date. The Company sold $3,086,388 of notes from 2011 through November 2012. Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each restaurant. The first minimum quarterly payment of $7,297 was paid in May 2013 (45 days after the first calendar quarter in which the Denver restaurant opened which occurred on February 21, 2013).  Payments made in the three and nine months ended September 30, 2013 were $14,300 and $21,600.

By their original terms, the Notes and accrued interest became convertible, at the option of the holder, upon the Company’s common stock becoming publicly traded on November 13, 2012. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company’s stock became public.  The Company recorded the beneficial conversion feature as a discount to the note and is amortizing the amount to interest over the term of the notes.  Approximately $217,600 and $40,200 has been amortized through September 30, 2013 and 2012. During the three and nine months ended September 30, 2013, there were $0 and $830,984 of Notes and accrued interest converted into 417,828 common shares at conversion prices between $1.82 and $2.30 per share.  The unamortized debt discount that was expensed upon these conversions was $346,685.

Promissory Note:

During the nine months ended September 30, 2013, the Company issued a promissory note with an aggregate face amount of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock. This note bears interest at 5% per annum, is unsecured, and has a maturity date which is concurrent with the date that the current common stock offering closes, which is expected to occur in the fourth quarter of 2013. The holder of the note received additional consideration in the form of a fully vested stock warrant for the purchase of 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company determined the relative fair value of the warrant to be approximately $44,000, which has been recorded as a discount to the note payable and was amortized over approximately three months (Note 8).

Related Party Promissory Note:

On August 1, 2013, the Company entered into an unsecured promissory note with Bourbon Brothers Holding Company, LLC (“BBHC”). The note is for up to $200,000 with a maturity date of February 1, 2014. The Company received draws of $131,486 through the nine months ended September 30, 2013. The note includes a 5% annual interest rate and terms in case of default in which the loan maybe converted to common stock of the Company by the note holder at no less than $0.10 a share. The note and any unpaid interest will be forgiven if, and on the date, the Company and BBHC are able to successfully close on the merger (Note 9).

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments:

Franchise agreement

The Company operates its restaurant property under a franchise agreement with the Franchisor under an initial ten-year term, renewable for two additional five-year terms. Pursuant to the franchise agreement, the Company is to pay royalty fees based on a percentage of gross revenues (generally between 3% and 5% of gross sales, as defined), plus additional fees and costs for marketing, training, inventory and other franchisor costs. Two officers of the Company have personally guaranteed royalty payments to the Franchisor.

On September 23, 2013, Smokin Concepts Development Corporation and its subsidiaries (the “Company”) amended the Franchise Agreement (“FA”) with SH Franchising & Licensing LLC (the “Franchisor”). The amendment to the FA resulted in a substantial reduction in the royalty fees for the Company’s Denver restaurant to be paid to the Franchisor beginning January 1, 2014. The reduced rate is 2.5% of gross sales, subject to a monthly floor of $5,000.

For the three and nine months ended September 30, 2013, the Company incurred franchise royalty expense of $27,700 and $71,200, respectively.

Lease agreement

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $47,000 and $189,000 for the three and nine months ended September 30, 2013, respectively, and $62,600 and $131,000 for the three and nine months ended September 30, 2012.

During the three months ended September 30, 2013, the Company and its general contractor were in a dispute regarding the final payment on the leasehold improvements on the restaurant. The general contractor recorded a lien against the premises. This lien caused the Company to be in default of its lease agreement. In July 2013, the Company and its landlord entered into an agreement to satisfy the dispute with the general contractor so the full lien will be released.  In turn, the entire lien was released on August 2, 2013.  The Company made payments totaling $144,000 in full by September 30, 2013.

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party (Note 9), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately $4,800 and $33,400 for the three and nine months ended September 30, 2013, respectively, and $10,900 and $36,300 for the three and nine months ended September 30, 2012, respectively.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and reasonably estimable.

 SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  The Company’s expected income tax benefit was approximately $193,000, $797,500, $177,500 and $387,800 for the three and nine months ended September 30, 2012 and 2013, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the change in valuation allowance.

NOTE 8 – EQUITY

Preferred stock:

The Company has authorized the issuance of up to 1,000,000 shares of preferred stock, none of which have been issued to date. The designations, preferences, limitations, restrictions, and relative rights of the preferred stock shall be established by the board of directors.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 8 – EQUITY (CONTINUED)

Common stock:

Notes payable and accrued interest of $830,984 were converted into 417,828 shares of common stock during the nine months ended September 30, 2013.

In connection with the Company’s 2012 private placement offering to raise $1,500,000 for 1,000,000 shares at $1.50 per share that began in December 2012, the Company changed the offering price to $0.75 per share on May 28, 2013.  The change in offering price and the subscriptions sold through September 30, 2013, resulted in a maximum of 2,000,000 shares available for issuance in which 1,979,542 shares have been issued for proceeds of $1,484,000 since December 2012.

In connection with services provided to the Company, the Company issued an additional 35,554 common shares valued at $26,664 ($0.75 per share) during the nine months ended September 30, 2013.

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

In 2012, the Company granted stock options to the Company’s CEO to purchase an aggregate of 660,368 shares of common stock.   The Company’s CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining shares vesting upon the achievement of the performance objectives determined by management, as defined.  During the three months ended March 31, 2013, the CEO exercised the vested options for $995. In March 2013, the board of directors modified the stock option agreement, revising the vesting conditions of the agreement from performance objectives to a service condition.  Under the revised agreement, 264,149 shares vest in March 2014, and the remaining 330,184 shares vest in March 2015. The Company valued the modified options at the modification date.  Based on the Black Scholes option pricing model, the fair value of the modified share option is $1.44 per share.  On June 20, 2013, the Company’s CEO resigned his position. In connection with his resignation, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013. The Company valued the modified options at the modification date which resulted in approximately $198,000 of stock option expense based on a value of $0.75 per share.  He exercised these options in a cashless exercise, and the stock certificate is being held by the Company per a lock-up provision until March 2014.

In March 2013, the Company granted certain members of the Denver-based restaurant management team stock options to purchase an aggregate of 90,000 shares of common stock.  These options were granted with a five-year term exercisable at approximately $1.50 per share with 45,000 options vesting immediately and the remaining shares to vest one year later in March 2014.  During the three months ended September 30, 2013, a restaurant employee was terminated resulting in 20,000 shares being canceled.  Stock option expense included a $3,000 credit that was previously recorded due to this forfeiture.  None of these options were exercised by September 30, 2013.

The stock-based compensation cost related to options that has been included as a charge to general and administrative expense in the statements of operations was approximately $5,900 and $257,600 for the three and nine months ended September 30, 2013, respectively, (none for the three and nine months ended September 30, 2012).  As of September 30, 2013, there was approximately $16,600 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 NOTE 8 – EQUITY (CONTINUED)

Stock options (continued):

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the nine months ended September 30, 2013 was $0.96 per share.  The assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2013, were as follows:

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

The following tables set forth the activity in the Company's Plan for the nine months ended September 30, 2013:

			Weighted
		Weighted	Average
	Shares	average	Remaining	Aggregate
	under	exercise	contractual	intrinsic
	Option	price	Life	value
Outstanding at January 1, 2013	660,368	$-		-
Granted	90,000	$1.50	4.50	-
Exercised	(330,184)	$0.02	-	242,685
Forfeited/cncelled	(350,184)	$0.02	-	242,685
Outstanding at September 30, 2013	70,000	$1.50	4.50	-
Exercisable at September 30, 2013	35,000	$1.50	4.50	-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2013, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2013.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 8 – EQUITY (CONTINUED)

The following table summarizes the activity and value of non-vested options as of and for the nine months ended September 30, 2013:

		Weighted
	Number	Average
	Of	grant date
	Options	fair value
Non-vested options outstsanding at January 1, 2013	594,333	$-
Granted	90,000	0.96
Vested	(299,149)	1.37
Forfeited/cancelled	(350,184)	1.44
Non-vested options outstanding at September 30, 2013	35,000	$0.96

Warrants:

On December 14, 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of the Franchisor, which were the subject of an Area Development Agreement between the Franchisor and SH. The personal guarantees are still in effect for the royalty payments due to the Franchisor. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant to purchase up to 200,000 shares, per director, exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.  The Company used the contractual term of the warrant, a risk free interest rate of 1.61% and a volatility of 105%. Approximately $55,500 and $166,500 has been recognized as stock-based compensation for the three and nine months ended September 30, 2013, respectively.  The remaining prepaid balance of $27,750 is recorded at September 30, 2013, and is to be expensed through the remainder of 2013.

As of September 30, 2013, the Company had a promissory note with an aggregate face amount of $200,000 outstanding. By the original terms, the holder of the note received additional consideration in the form of an immediately vested stock warrant of 50,000 common shares at an exercise price of $0.50 per share exercisable for the three years from the date of execution of the note.  The Company used the Black Scholes pricing model to determine the fair value of the warrants.  The Company used the contractual term of the warrant, a risk free interest rate of 0.39% and a volatility of 105%. A relative fair value of approximately $44,000 was calculated based on the fair value of the warrant and note payable.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 330,184 shares of the Company’s common stock at $0.0007 per share for a three-year term.  The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and was being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $14,500 and $39,400 was expensed in the three and nine months ended September 30, 2013. AMMS exercised the warrant in full in October 2012. On May 17, 2013, the Company amended its terms with AMMS so that AMMS would no longer be the “Acting CFO” nor provide senior financial management services for the Company effective the same date.  Further, on June 26, 2013, the Company notified AMMS that it would terminate the Management Agreement effective July 31, 2013.  The remaining prepaid balance was expensed at the termination date.  These functions are now handled by the interim CEO and interim CFO.

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party, on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately $4,800 and $33,400 for the three and nine months ended September 30, 2013, respectively, and $10,900 and $36,300 for the three and nine months ended September 30, 2012, respectively.

In addition to the management fee and the rent discussed above, the Company paid AMMS for reimbursable expenses and payments made to third parties on behalf of the Company.  During the three and nine months ended September 30, 2013 and 2012, the Company paid reimbursable expenses of $2,200, $10,300, $42,200 and $41,800, respectively.

In July 2013, the Company repurchased 33,334 common shares owned by AMMS for $1.50 per share for a total price of $50,000.    These shares were cancelled by the Company in July 2013.  The difference between the $1.50 per share and the fair value of the shares at the transaction date of $0.75 per share ($25,000) is recorded as an expense to related party management fees.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Related Party Services with Bourbon Brothers Holding Company, LLC

On August 1, 2013, the Company entered into an unsecured promissory note with BBHC (Note 5).  The Company recognized $20,000 of contributed services per month for August and September 2013 for services provided by BBHC and recorded the expense in the income statement for the three and nine months ended September 30, 2013. No cash exchanged hands of either party in recognition.

NOTE 10 – SUBSEQUENT EVENTS

On August 1, 2013, the Company entered into a non-binding Letter of Intent (the “LOI”) with BBHC.  Under the terms, if BBHC and the Company are able to successfully close on a definitive agreement, the Company will acquire BBHC by having each member of BBHC contribute his membership interest in BBHC to the Company in exchange for Company common stock (for BBHC Class B Non-Voting units) and Company Series A Convertible Preferred stock (for BBHC Class A Voting units)  (the “Transaction”) such that 80% of the Company's post-transaction equity will be held by the current members of BBHC.  The Company entered into an Acquisition Agreement with BBHC on September 30, 2013, which was amended on November 8, 2013.

The closing of the Transaction is subject to certain contingencies, including the absence of any material adverse change through the closing date in the businesses of BBHC and SCDC, respectively, a successful tax free spinout of 49% of the membership interests of Bourbon Brothers Southern Kitchen Colorado Springs, LLC to BBHC’s current members prior to the Transaction and approval of the Acquisition Agreement and Transaction by the vote of a majority of disinterested shareholders of the Company. Additionally, the Company’s shareholders will be asked to approve amendments to the Company’s articles of incorporation to increase its authorized capital and to effect a name change if the Transaction occurs.

The Transaction is anticipated to close within the next few months, as the Company will require a majority approval by disinterested shareholders for the Transaction to move forward.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three and nine months ended September 30, 2013 and 2012;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our company.

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

Due to the high cost of opening the Denver restaurant, the Company is reconsidering its business plan with respect to the timetable for opening other restaurants. However, the Company remains focused on the Denver restaurant and will continue to focus on achieving and maintaining profitability at that location. The Denver location, with only being several months old, ended in a loss for the three and nine months ended September 30, 2013.

Results of Operations – Three and Nine Months ended September 30, 2013 and 2012

Revenues

During the three and nine months ended September 30, 2013, the Company generated approximately $597,000 and $1,553,000 in net revenue as the Company opened its first restaurant in Denver, Colorado on February 21, 2013. The Company had no revenue generating activities for the three and nine months ended September 30, 2012.

Cost of Revenue – Restaurant Operating Expenses

For the three and nine months ended September 30, 2013, the Company’s cost of revenue was $611,200 and $1,713,200.  The cost of revenue was attributable to the Denver-based restaurant, including the cost of food, alcohol, labor and other costs of the restaurant.  The Company had no cost of revenue activities for the three and nine months ended September 30, 2012.

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

Operating Expenses – General and Administrative, Related Party Management Services and Selling and Marketing

For the three and nine months ended September 30, 2013, the Company’s operating expenses were $249,400 and $1,490,100 compared to $451,800 and $1,030,000 in 2012.  The operating expenses in 2013 were primarily related to expenses for pre-opening and ongoing operations. The expenses during the same period in 2012 were primarily associated with the organization costs of starting up the Company and its subsidiaries. The Company’s largest operating expense, excluding restaurant operating expenses, during the three and nine months ended September 30, 2013 and 2012, were its general and administrative expenses totaling approximately $134,700 and $1,121,700 compared to $303,800 and $601,500. The increase in general and administrative costs is due to pre-opening and ongoing expenses for the Denver-based restaurant primarily, including recurring corporate costs (such as payroll and related expenses).  General and administrative for the three and nine months ended September 30, 2013, also included approximately $61,400 and $24,000 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $200 and $19,000 in selling and marketing expenses during the three and nine months ended September 30, 2013 compared to $9,800 and $80,100 for the same period in 2012. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss will continue for the foreseeable future due to the overall expansion of SH and its subsidiaries and parent company overhead.

Depreciation and Amortization

For the three and nine months ended September 30, 2013, the Company’s depreciation was approximately $73,000 and $173,400.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant.  Amortization on the intangible assets was approximately $1,250 and $3,125 for the three and nine months ended September 30, 2013.  The impairment expense of the franchise fees was $250,000 for the three and nine months ended September 30, 2013.

Other income (expense)

For the three and nine months ended September 30, 2013 and 2012, the Company recognized other expense of approximately $25,200 and $485,600 compared to $55,300 and $78,000.  The increase in interest expense was primarily due to the recognition of interest expense from the discount on the promissory notes being converted to common stock.

Liquidity and Capital Resources

As of September 30, 2013, the Company had working capital deficiency of approximately $436,900 and had $43,300 of cash and cash equivalents, which represents a $919,100 decrease in cash and cash equivalents, from December 31, 2012.  The Company’s total assets decreased as of September 30, 2013, when compared to December 31, 2012, due to the impairment on the intangible assets and reduction in cash and cash equivalents.

As noted above, the Company incurred a net loss during the three and nine months ended September 30, 2013, and 2012.  Further, as of September 30, 2013, the Company had an accumulated deficit of $5,039,000.  The Company believes its Denver restaurant operations (which began in February 2013), which is 51% owned by the Company, the overhead of the public company administration, coupled with the high cost of build out required for each restaurant under the Southern Hospitality name, have created severe financial issues for the Company.  The Company recently amended the Franchise Agreement to reduce the monthly royalty, and also terminated the Area Development Agreement with the franchisor.  At least for the near term the Company is reconsidering its timeline for other restaurants, and is considering other strategic alternatives in the restaurant space for its business plan. As strategic alternatives present themselves the Company expects to adjust its business plan accordingly. Further, Robert B. Mudd, Manager at Bourbon Brothers Holding Company, LLC, joined the Company during the fiscal year.  In connection with the continuing success of the Denver restaurant and Mr. Mudd taking on the role of interim CEO, the Board of Directors is exploring the following possible scenarios in lieu of the business plan previously envisioned by the Company:

1.	Substantially reduce the overhead expenses at the parent company level
2.	Substantially reduce the expenses at the Denver restaurant;
3.	Pursue other means to finance business operations; and
4.	Actively pursue alliances with similar brands.

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

The Company’s consolidated financial statements for the three and nine months ended September 30, 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2012, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Liabilities

The Company’s liabilities for convertible notes payable and accrued interest as of September 30, 2013, is $568,300 compared to $1,010,000 as of December 31, 2012.  This decrease is due to the conversion of notes payable and accrued interest to common stock in 2013.  Accounts payable as of September 30, 2013, is $95,800 compared to approximately $453,800 as of December 31, 2012.  This decrease is due to the lessor amount of liabilities for the construction of the Denver-based restaurant.

Operating Activities

Net cash used in operating activities was approximately $1,601,000 in the nine months ended September 30, 2013, as compared to net cash used in operating activities of approximately $909,000 in the same period of 2012. The increase in net cash used in operating activities in 2013 (compared to 2012) was primarily due to: (i) the increase in net loss for the 2013 period, as compared to the 2012 period, and (ii) decreases in accounts payable and inventory, as well as the expansion of the business, as compared to the 2012 period.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2013, was approximately $1,223,000, as compared to net cash used in investing activities of approximately $668,600 for the nine months ended September 30, 2012.  Net cash used in investing activities for both periods was primarily the result of cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2013, was approximately $1,905,000, compared to approximately $2,161,000 in the nine months ended September 30, 2012.  Approximately $1,368,000 of cash provided by financing activities in 2013 was due from the sale of common stock and $200,000 of an issuance of a short-term promissory note.  The non-controlling interest holders contributed $225,980 to the Company during the nine months ended September 30, 2013, with $225,000 in the same period of 2012.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements.

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

Intangible assets

Intangible assets at September 30, 2013, represent franchise license costs for the Denver restaurant.  On September 23, 2013, the Company terminated the Area Developer Agreement (“ADA”) with the Franchisor for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality restaurants in the United States.  The Company originally paid $300,000 for the franchise license costs for ten planned restaurants. As a result of the termination of the ADA, the Company determined this event impaired the intangible assets and a result of impairment expenses was recorded in the quarter ended September 30, 2013 of $250,000.

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

Property and Equipment (Continued)

The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is to be performed on a restaurant-by-restaurant basis and is to include other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value.Leasehold improvements, property and equipment are stated at cost. Internal costs directly associated with the acquisition, development and construction of a restaurant are capitalized. Expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Construction in process (leasehold improvements in process) and other property and equipment are not depreciated/amortized until placed in service. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

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

Revenue Recognition

The Company began revenue generating activities through the Denver restaurant as of February 21, 2013. The Company began revenue activities pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance. Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Interim Chief Executive Officer and our Interim Chief Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, that our disclosure controls and procedures were not effective as of September 30, 2013.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation. (1)
3.2 10.1	Bylaws. (1) Amendment and Release Agreement with Franchisor. (2)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer. (2)
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer. (2)
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. (2)
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. (2)
101	Interactive Data Files (2)

(1)	Incorporated by reference from the Company’s report on Form 8-K dated April 30, 2013 and filed May 3, 2013.

(2)	Filed herewith.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SMOKIN CONCEPTS DEVELOPMENT CORPORATION

Date: November 14, 2013	By:	/s/ Robert B. Mudd
Robert B. Mudd, Interim CEO and Interim CFO

Date: November 14, 2013	By:	/s/ Gary Tedder
Gary Tedder, President and Director