Form 10-K
period 2013-12-31
Bourbon Brothers Holding Corp
filed 2014-03-19
CIK 1445918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended:  December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

For the transition period from ____ to ____

Commission file number: 000-538-53

BOURBON BROTHERS HOLDING CORPORATION
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
Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 43,841,241 shares of the issuer's common stock, no par value, outstanding as of March 19, 2014.

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2013, computed by reference to the closing sales price on that date was approximately $14,286,000.

BOURBON BROTHERS HOLDING CORPORATION
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2013

Cautionary Statement about Forward-Looking Statements

This Form 10-K contains forward-looking statements regarding future events and the Company’s future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the Company’s management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of the Company’s future financial performance, the continuing development of the Company’s business plan operations, the Company’s anticipated growth and potentials in its business, the financial performance and/or gains by companies in which the Company holds a position, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified elsewhere herein, including under “Risk Factors.” Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

The Company is under no duty to update any of these forward-looking statements after the date of this report. You should not place undue reliance on these forward-looking statements.

PART I
Item 1. BUSINESS.

General Discussion

Bourbon Brothers Holding Corporation (“BBHC” or the “Company”) is a Colorado corporation that was formed on January 29, 2008. The Company, on January 22, 2014, with approval of a majority of the Company’s shareholders, changed its name from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation.

The Company’s wholly-owned subsidiary, Southern Hospitality Franchisee Holding Corporation (“SH”) entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. As of December 31, 2013, SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a director of the Company is a 22% non-controlling interest holder. On September 23, 2013, the Company amended the Franchise Agreement (“FA”) with the Franchisor. The amendment to the FA resulted in a substantial reduction in the royalty fees for the Company’s Denver restaurant to be paid to the Franchisor beginning January 1, 2014. The Company, at the same time, terminated the Area Developer Agreement (“ADA”) with the Franchisor for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality restaurants in the United States. Any new potential locations will be reviewed with the Franchisor on a case by case basis.

On November 13, 2012, the Company, f/k/a Art Dimensions, Inc. (“ADI”), entered into an Agreement and Plan of Merger and Reorganization with SH whereby the Company acquired SH in a reverse triangular merger (the “SH Acquisition”). On November 13, 2012, the parties closed the SH Acquisition, and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the SH Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they owned approximately 89% of the Company on the date of the SH Acquisition. The shareholders of the Company prior to the SH Acquisition owned approximately 11% of the Company after the closing of the SH Acquisition. On November 13, 2012, the Company and SH closed the SH Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,029 Company shares were issued in the SH Acquisition.  The number of ADI common shares received by SH’s shareholder depended on the number of shares each held and that were outstanding at the closing of the SH Acquisition.  Additionally, upon the effective date of the SH Acquisition all outstanding SH warrants, options and outstanding promissory notes were exchanged for options, warrants and promissory notes to acquire ADI common stock on equivalent terms.  Pursuant to the SH Acquisition, on November 13, 2012, the Company changed its name from Art Dimensions, Inc. to Southern Hospitality Development Corporation. The Registrant was a public shell company (as defined in Rule 12b-2 of the Exchange Act) at the date of the SH Acquisition. Therefore, the SH Acquisition was accounted for as a reverse acquisition and recapitalization. SH is the acquirer for accounting purposes and ADI is the acquired company. Accordingly, SH’s historical financial statements for periods prior to the SH Acquisition become those of ADI, retroactively restated for, and giving effect to the number of shares received in the SH Acquisition. The accumulated deficit of SH is carried forward after the SH Acquisition. Operations reported for periods prior to the SH Acquisition are those of SH. Earnings per share for the period prior to the SH Acquisition are restated to reflect the equivalent number of shares outstanding.

The Company, on May 3, 2013, with approval of a majority of the Company’s shareholders, changed its name from Southern Hospitality Development Corporation to Smokin Concepts Development Corporation.

On September 30, 2013, the Company entered into an Acquisition Agreement with Bourbon Brothers Holding Company, LLC (“BBHCLLC”) to acquire all of the equity interests in BBHCLLC (the “BB Transaction”) and its subsidiaries. BBHCLLC is a Colorado limited liability company (“LLC”) formed in May 2013, for the purpose of developing and managing all aspects of operating units related to a recently developed “Bourbon Brothers” brand.  As of December 31, 2013, BBHCLLC was a development stage company. BBHCLLC’s subsidiaries (all LLCs formed in April 2013) include Bourbon Brothers Restaurant Group, LLC (“BBRG”), Bourbon Brothers Franchise, LLC (“BBF”) and Bourbon Brothers Brand, LLC (“BBB”). BBRG is to own the stores that will encompass several Bourbon Brothers brands, and owns 51% of Bourbon Brothers Southern Kitchen Colorado Springs, LLC (“BBSK”), which opened its first restaurant in January 2014. BBRG owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC (“BBSF”). BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company’s core brand.

On November 8, 2013, the Company and BBHCLLC amended the Acquisition Agreement by entering into a First Amendment to Acquisition Agreement.  On January 22, 2014, the parties entered into a Second Amendment to Acquisition Agreement, identifying the final common share conversion ratio of 1.82427.  The Second Amendment identified the number of shares to be issued in the BB Transaction as 20,274,193 shares of common stock to BBHCLLC Class B Non-Voting members and 18,242,687 shares of Series A Convertible Preferred Stock to BBHCLLC Class A Voting members.  These shares were issued at the closing of the BB Transaction.  All outstanding options and warrants to acquire BBHCLLC units were assumed by the Company, applying the conversion ratio to the number of units and strike price.

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

Employees

As of December 31, 2013, the Company had 52 employees, of which 11 are full-time employees.  These employees are employed by SHD.

Additional Information

The Company files reports with the Securities and Exchange Commission (the “SEC”) as required by Section 13(a) of the Exchange Act. The public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

RISKS RELATED TO OUR BUSINESS

General Company Risks

The Company has a limited operating history.  The Company did not begin active business operations until late February 2013.  Therefore the Company is subject to many risks common to enterprises with limited or no operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources, and limited customers and revenue sources.  Our ability to successfully generate sufficient revenues from operations is dependent on a number of factors, including availability of funds to fund our current and anticipated operations, and to commercialize our business concept.  There can be no assurance that we will not encounter setbacks with the on-going development and implementation of our business plan.  In addition, our assumptions and projections may not prove to be accurate, and unexpected capital needs may arise. If such needs arise our inability to raise additional funds, either through equity or debt financing, will materially impair our ability to implement our business plan and generate revenues.  Further, as a result of the recent volatility of the global markets, a general tightening of lending standards, and a general decrease in equity financing and similar type transactions it could be difficult for us to obtain funding to allow us to continue to develop our business operations.

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

The restaurant industry is highly competitive and subject to changes in consumer preferences.  The Company’s business is to own and operate southern-food themed restaurants in several cities in the United States.  Competition in the restaurant industry is increasingly intense. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants to well-capitalized national restaurant companies. Many of our competitors are well established and some of our competitors have substantially greater financial, marketing, and other resources than do we. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position.

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

As a franchisee we have obligations to our Franchisor.  We are obligated to pay the Franchisor royalties on gross sales from the SHD restaurant. These fees will require that the Company devote a substantial amount of its financial resources to paying such fees, which could negatively affect the Company’s results of operations and liquidity.

Our success depends on our ability to protect intellectual property used in our business operations. We rely on trade secrets and proprietary know-how in operating our restaurants, and we expect to employ various methods to protect those trade secrets and that proprietary know-how. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes.  We cannot offer any assurance that third parties will not claim that the trademarks or menu offerings we utilize infringe upon their proprietary rights. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items in the future or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations, financial condition or liquidity.

If we fail to manage our growth effectively, it could harm our business. Failure to manage our growth effectively could harm our business.  Our business model anticipates that we will open multiple restaurants in various cities across the United States.  Our restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to develop and enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We cannot offer any assure that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.

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

Uncertainty regarding the economic recovery may negatively affect consumer spending and has adversely impacted our revenues and our results of operations and may continue to do so in the future.   Current uncertainty regarding economic conditions and the existence and rate of any economic recovery may have an adverse effect on the businesses, results of operations and financial condition of the Company and its customers, distributors and suppliers. These conditions include continued unemployment, weakness and lack of consistent improvement in the housing markets; downtrend or delays in residential or commercial real estate development; volatility in financial markets; inflationary pressures and reduced consumer confidence. As a result, our customers may continue to remain apprehensive about the economy and maintain or further reduce their already lowered level of discretionary spending. This could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues and potentially negatively affecting our operating results. We believe there is a risk that prolonged negative economic conditions might cause consumers to make long-lasting changes to their discretionary spending behavior, including dining out less frequently on a more permanent basis, which would have an adverse effect on our business.

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

We have signed leases under long-term non-cancelable terms for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms. Our current SHD lease for our first Denver restaurant is a non-cancelable ten-year lease with an option to renew for two five year terms. Our current Colorado Springs lease is a non-cancelable ten-year lease with an option to renew for a ten-year term.  If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks.

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

 As our stock is not listed on a national securities exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.   Our stock is not on a national securities exchange. Therefore, our stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the SEC. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.  In general, buying low-priced penny stocks is very risky and speculative.  The Company’s common stock is currently defined as a penny stock under the Securities and Exchange Act of 1934, and rules thereunder.   You may not be able to sell your shares when you want to do so, if at all.  The penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

As a company with a class of securities registered pursuant to the Exchange Act the Company has significant obligations under the Exchange Act. Having a class of securities registered under the Exchange Act is a time consuming and expensive process and subjects the Company to increased regulatory scrutiny and extensive and complex regulation.  Complying with these regulations is expensive and requires a significant amount of management’s time.  For example, public companies are obligated to institute and maintain financial accounting controls and for the accuracy and completeness of their books and records.  These requirements could necessitate additional corporate spending on procedures and personnel requiring us to reallocate funds from other business objectives.

We are a holding company and depend on the cash flow of our subsidiaries. We are a holding company with no material assets other than the equity interests of our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our assets. Consequently, our cash flow and our ability to meet our obligations depends upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries directly or indirectly to us in the form of dividends, distributions and other payments. Any inability on the part of our subsidiaries to make payments to us could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. PROPERTIES

The Company’s principal executive office, for all operations, is located at 2 North Cascade Avenue, Suite 1400, Colorado Springs, CO 80903.  The Company does not own any real property.  The following table provides certain information regarding our businesses leased as of March 14, 2014:

		Operating
	Principal	Square
Location	Uses	Feet	Interest
Denver, Colorado	Restaurant	7,464	Leased (a)
Colorado Springs, Colorado	Corporate Office	4,450	Leased (b)
Colorado Springs, Colorado	Restaurant	9,191	Leased (c)

(a)	Occupied under the terms of a 124.5 month lease with an unaffiliated party. We pay $15,550 per month escalating up to $20,289 per month in year 10.
(b)	Occupied under the terms of a 78 month lease with an unaffiliated party. We pay approximately $5,800 per month escalating up to $6,000 per month in year 6.
(c)	Occupied under the terms of a 120 month lease with a related party. We pay $32,083 per month escalating by approximately 10% every 60 months.

Item 3. LEGAL PROCEEDINGS

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB under the symbol “RIBS”. The table below sets forth the high and low bid prices of the Company’s common stock during the periods indicated as reported on Yahoo Finance (http://finance.yahoo.com).  The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2013	$1.30	$0.30
September 30, 2013	1.50	1.05
June 30, 2013	2.85	0.51
March 31, 2013	3.00	1.92
December 31, 2012	$2.50	$1.01
September 30, 2012	1.01	0.80
June 30, 2012	0.80	0.80
March 31, 2012	1.01	0.80

The closing sales price of the Company’s common stock as reported on March 14, 2014, was $0.50 per share, which was last reported trade of the Company’s common stock on the OTCQB.

Holders

As of December 31, 2013, there were 165 holders of record of the Company’s common stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”  As a result of the BB Transaction, on January 31, 2014, there were 209 holders of record of our common stock, and 14 holders of record of our preferred stock.

Dividends

Since its inception, the Company has not declared or paid cash or other dividends on its common stock.  The Company has no plans to pay any dividends, although it may do so if its financial position changes.  There are no restrictions in the Registrant’s articles of incorporation or bylaws that restrict it from declaring dividends.

Equity Compensation Plan Information

The Company has adopted one equity compensation plan being its 2012 Stock Option Plan (the “Plan”).   The Company’s shareholders approved the adoption of the Plan on November 14, 2012.  A total of 1,500,000 shares of Company common stock were reserved for issuance under the Plan as of December 31, 2013. That amount was increased to 3,000,000 on January 22, 2014, with approval of the Company’s shareholders.

Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company.  The purpose of the Plan is to provide financial incentives for selected employees, advisors, consultants and directors of the Company, thereby promoting the long-term growth and financial success of the Company.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	50,000	(1)	$1.50	1,119,816

(1)	Consists of 50,000 options granted under the Plan.

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through March 2, 2014, have been previously reported as required in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

On February 10, 2014, the Company issued 30,000 shares of its common stock at $0.50 per share as consideration for services to the Company.  The Company relied on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

On March 4, 2014, the Company commenced a private placement offering of up to 6,000,000 shares of its common stock at $0.50 per share for total gross proceeds of $3,000,000.  Sales totaling $275,000 have been made through March 14, 2014.  The Company relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.

Repurchases of Equity Securities

In July 2013, the Company repurchased 33,334 common shares owned by AMHC Managed Services, Inc. for $1.50 per share for a total price of $50,000.  These shares were cancelled by the Company in July 2013.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;

•	Our results of operations for the years ended 2013 and 2012;

•	Our liquidity and capital resources;

•	Any off balance sheet arrangements we utilize;

•	Any contractual obligations to which we are committed;

•	Our critical accounting estimates;

•	The inflation and seasonality of our business; and

•	New accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

Overview

Bourbon Brothers Holding Corporation (“BBHC” or the “Company”) is a Colorado corporation that owns multiple subsidiaries including Bourbon Brothers Holding Company, LLC (“BBHCLLC”) and its related subsidiaries and Southern Hospitality Franchisee Holding Corporation (“SH”) and its related subsidiaries.  On January 22, 2014, the parties closed the BB Transaction and the Company issued 20,274,193 shares of common stock to BBHC Class B Non-Voting members and 18,242,687 shares of Series A Convertible Preferred Stock to BBHC Class A Voting members. The Company, on January 22, 2014, with approval of a majority of the Company’s shareholders, changed its name from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation.

SH entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a director of the Company is a 22% non-controlling interest holder.

On November 13, 2012, the Company, f/k/a Art Dimensions, Inc. (“ADI”), entered into an Agreement and Plan of Merger and Reorganization with SH whereby the Company acquired SH in a reverse triangular merger (the “SH Acquisition”). On November 13, 2012, the parties closed the SH Acquisition, and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the SH Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they owned approximately 89% of the Company on the date of the SH Acquisition. The shareholders of the Company prior to the SH Acquisition owned approximately 11% of the Company after the closing of the SH Acquisition. On November 13, 2012, the Company and SH closed the SH Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,029 Company shares were issued in the SH Acquisition.  The number of ADI common shares received by SH’s shareholder depended on the number of shares each held and that were outstanding at the closing of the SH Acquisition.  Additionally, upon the effective date of the SH Acquisition all outstanding SH warrants, options and outstanding promissory notes were exchanged for options, warrants and promissory notes to acquire ADI common stock on equivalent terms.  Pursuant to the SH Acquisition, on November 13, 2012, the Company changed its name from Art Dimensions, Inc. to Southern Hospitality Development Corporation.  The Company, on May 3, 2013, with approval of a majority of the Company’s shareholders, changed its name from Southern Hospitality Development Corporation to Smokin Concepts Development Corporation.

BBHCLLC was formed on May 13, 2013, for the purpose of developing and managing all aspects and operating units related to a recently developed “Bourbon Brothers” brand. The subsidiaries of BBHCLLC were formed as Colorado LLCs in April 2013 and include Bourbon Brothers Restaurant Group, LLC (“BBRG”), Bourbon Brothers Franchise, LLC (“BBF”) and Bourbon Brothers Brand, LLC (“BBB”).   BBRG owns the corporate owned stores to encompass several Bourbon Brothers brands.  BBRG owns Bourbon Brothers Southern Kitchen Colorado Springs, LLC (“BBSK”). BBSK is the first location sets the standard for the brand and will establish a premium location in the setting of a southern, farm-house estate accompanied by a traditional distillery.  This location opened for operations on January 27, 2014.  BBRG also owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC (“BBSF”).  BBSF is in negotiations to sign a lease at a combined rental rate from a related party, Bourbon Brothers #14, LLC.  BBF serves as the franchisor for Bourbon Brothers to include franchise opportunities for Bourbon Brothers Southern Kitchen restaurants and Bourbon Brothers Seafood and Chophouse restaurants.  The suite of management and services that may be made available to franchisee investors include: real estate, restaurant management, and franchise royalties and services.  BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit our core brand.  It is not anticipated that BBB will directly develop these products, but rather that it will establish joint ventures to leverage the brand in partnership with premium providers of the complementary products. BBB may establish marketing, e-commerce, catalog sales and distribution capabilities to provide for sale of the products through our stores and channels.

Results of Operations – Years ended December 31, 2013 and 2012

Revenues

The Company opened its first restaurant in Denver, Colorado on February 21, 2013.  The Company recognized $2,099,000, in revenue from February 21, 2013 through December 31, 2013.  The Company had no revenue generating activities through December 2012.

Operating Expenses

For the years ended December 31, 2013 and 2012, the Company’s operating expenses were $4,465,000 and $1,809,400, respectively. The operating expenses in 2013 were primarily for operating the SHD restaurant. The operating expenses in 2012 were primarily associated with the organization costs of SH and its subsidiaries and opening the SHD restaurant. The largest expense in 2013 was the SHD restaurant operating costs totaling approximately $2,321,800 for the restaurant opening on February 21, 2013.  The Company’s next largest operating expense during its 2013 and 2012 fiscal years were its general and administrative expenses totaling approximately $1,213,800 and $1,257,100, respectively. These expenses primarily included recurring corporate costs (such as payroll and related expenses), costs incurred related to the initiation and organization of the SH business component. General and administrative and selling and marketing expenses for the years ended December 31, 2013 and 2012, also included approximately $461,740 and $75,200 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $19,000 and $88,800, respectively, in selling and marketing expenses during the years ended December 31, 2013 and 2012. The Company expects to incur general and administrative expenses going forward as it grows its operations. The Company anticipates that the net loss may continue due to the overall expansion of the Company and its subsidiaries.

Other Income (Expense)

For the years ended December 31, 2013and 2012, the Company recognized other expense of approximately $515,700 and $776,000. The decrease was primarily due to the reduction of interest expense from the discount on the promissory notes being converted to common stock in 2013 compared to 2012.

Liquidity and Capital Resources

As of December 31, 2013, the Company had working capital deficit of approximately $585,400 and had $13,600 of cash, which represents a $948,720 decrease in cash from December 31, 2012. The Company’s total assets and current assets also decreased as of December 31, 2013, when compared to December 31, 2012 due to the decrease in prepaid expenses, intangible assets and cash. As noted above, the Company had a net loss during the years ended December 31, 2013 and 2012. Further, as of December 31, 2013, the Company had an accumulated deficit of approximately $5,297,700. Although the Company believes its SHD revenues (which began in February 2013) will increase in 2014 and the addition of the BBSK revenues which began in January 2014, for at least the near term the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

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

The Company believes that the proceeds from the issuance of its securities and notes, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses through 2014. However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period. As noted above, the Company may need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

During the years ended December 31, 2013 and 2012, the Company closed on $1,395,000 and $2,563,500 in debt offerings and private placement transactions through the sale of its equity securities. The Company will continue to seek additional capital to help fund its operations in the near term. However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all. As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s consolidated financial statements as of, and for the year ended, December 31, 2013, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

Current Liabilities

The Company’s current liability for convertible notes payable and accrued interest as of December 31, 2013, is $60,000 compared to $55,800 as of December 31, 2012. This increase is due to the opening of the restaurant in February 2013 as the payments on the convertible notes are tied to the gross revenues of the restaurant as a portion is considered short-term in 2013 compared to long-term in 2012. Accounts payable as of December 31, 2013, is $81,000 compared to $453,800 as of December 31, 2012. This decrease is due to the liabilities for the construction of the Denver-based restaurant being paid prior to December 31, 2013.

Operating Activities

Net cash used in operating activities was approximately $1,689,200 in 2013, as compared to net cash used in operating activities of approximately $1,424,500 in 2012. The increase in net cash used in operating activities in 2013 (compared to 2012) was primarily due to: (i) the increase in net loss and impairment of franchise fees for the 2013 period, as compared to the 2012 period, and (ii) decreases in accounts payables, prepaid expenses, and increase in inventory as well as the expansion of the business and addition of operation segments, as compared to the 2012 period.

Investing Activities

Net cash used in investing activities in 2013 was approximately $1,238,300, as compared to net cash used in investing activities of approximately $875,700 for the period of 2012. Net cash used in investing activities in 2013 and 2012 were primarily the result of cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities in 2013 was approximately $1,978,800, compared to approximately $3,235,000 in the period of 2012. Approximately $1,368,000 of cash provided by financing activities in 2013 was due from the issuance of common stock compared to 2012 for $2,446,300 for the issuance notes payable and common stock. The non-controlling interest holders contributed $225,980 in 2013 compared to $671,485 in 2012.

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

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in this Form 10-K.  Our critical accounting policies are outlined below.

Intangible Assets

Intangible asset at December 31, 2013, represent franchise license costs for SHD. These costs are amortized over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

Non-controlling Interests

Non-controlling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities. As of December 31, 2013, the non-controlling members contributed $897,465 to SHD to date.

Property and Equipment

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

The estimated useful lives are as follows:

Leasehold improvements 3-10 years
Website development - 3 years
Equipment 3-7 years
Computers and hardware - 5 years

Property and equipment at December 31, 2013, had $247,000 of depreciation recorded through December 31, 2013.

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for SHD. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period. Deferred rent also includes tenant improvement allowances the Company may receive, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

Revenue Recognition

As of February 21, 2013, the Company began revenue generating activities through SHD. The Company began accounting for revenve pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance.

Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is to be reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is to be included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their financial statement reported amounts, and for tax loss and credit carry-forwards. A valuation allowance is provided against deferred tax assets when it is determined to be more likely than not that the deferred tax asset will not be realized. The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current income tax expense, as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes. The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions. Many of the Company’s subsidiaries  are limited liability companies (“LLCs”) and treated for tax purposes as pass-through entities. As a result, any taxes are the responsibility of the respective members. The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying financial statements. The Company recognizes tax-related interest and penalties, if any, as a component of income tax expense.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of December 31, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weakness in our internal control over financial reporting, described below, that our disclosure controls and procedures were not effective as of December 31, 2013.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting.

Management of the Company is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2013 and that material weaknesses in ICFR existed as more fully described below.

Management identified the following control deficiencies that represent material weaknesses as of December 31, 2013:

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

(2)
Limited staffing within our accounting operations.  The relatively small number of personnel who are responsible for accounting functions prevents us from fully segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to prepare the financial statements and related disclosures as filed with the SEC. Additionally, we did not maintain a sufficient number of financial and accounting staff with the appropriate level of knowledge and experience to ensure that accurate and reliable financial statements of the Company are prepared and reviewed timely in accordance with accounting principles generally accepted in the United States.

Our management determined that these deficiencies constituted material weaknesses.

Due to a lack of personnel resources, we likely will not take any immediate action to remediate these material weaknesses.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Name	Position	Age	Year Appointed as Officer or Director
Robert B. Mudd	Chief Executive Officer, President and Director	44	2013
JW Roth	Chairman of the Board and Director	50	2011
Heather Atkinson	Chief Financial Officer, Secretary and Treasurer	37	2014
Shawn Owen	Chief Operating Officer	33	2014
David Lavigne	Director, Former Secretary and Treasurer	52	2011
Richard Steward	Director	70	2014
Gary Tedder	Former President and Director	60	2011
Steve Cominsky	Former Chief Executive Officer and Director	43	2012

Robert B. Mudd, served as the Company’s interim Chief Executive Officer, interim Chief Financial Officer and interim Chairman of the Company’s Board of Directors from June 2013 through the BB Transaction. He now serves as the CEO, President and a Director of the Company.  Mr. Mudd tendered his resignation as CEO and President of the Company effective June 1, 2014 but will continue on as a Director of the Company.  Mr. Mudd holds outside business interests and has over 20 years of business management experience and has served in a number of executive roles, ranging from COO to CEO. His first 15 years were spent in the technology and telecommunications industry, where he was President of Correctional Billing Services, Executive Vice President of Operations at Securus Technologies, COO of Evercom Systems and COO of TDM, Inc. Most recently, he was the COO of Childrens HopeChest. He was the CEO of Accredited Members, Inc. from November 2012 through July 2013.  Mr. Mudd serves as the founder and CEO of the Story Company. He earned a Bachelor of Education from the University of Louisville.

J.W. Roth served as the Company’s Chairman of the Board until his resignation on May 17, 2013. He now serves as Chairman of the Board since the BB Transaction in January 2014.  Mr. Roth is also Co-Chairman and CEO of Accredited Members Acquisition Corporation and is a founding member of Accredited Members, Inc.  Mr. Roth has been actively involved in all phases of the Company’s development.  Mr. Roth served as a director of Disaboom, Inc. (OTC-Pink Sheets DSBO.PK) from its inception through May 2009.  Since 1997 Mr. Roth has served as the as the President of JW Roth & Company, Inc., a consulting company.  Prior to founding JW Roth & Company, Mr. Roth worked in the financial sales industry for American National Insurance Company and the Prudential Insurance Company.  Additionally, Mr. Roth has worked for, and been associated with, the business development of several companies such as Fear Creek Ranches, IMI Global, Inc., CattleNetwork, Inc., Front Porch Direct, and AspenBio Pharma, Inc.

Heather Atkinson is the CFO, Secretary and Treasurer as of the BB Transaction in January 2014.  Prior to her role with BBHC, Ms. Atkinson was the controller of Accredited Members Acquisition Corporation and subsidiaries and its predecessor, Accredited Members Holding Corporation.  Ms. Atkinson has over 15 years of accounting, finance and financial reporting experience in both public and private companies including consolidations, shareholder relations, SEC reporting, internal and external financial statement reporting, budgeting, cash forecasting, mergers and acquisitions, restructuring and international accounting while working closely with the outside audit and legal firms.  She is a licensed CPA and earned a Bachelor of Science in Accounting from Evangel University in 1998.

Shawn Owen was appointed Chief Operating Officer for the Company on March 5, 2014. Mr. Owen served as the General Manager at Southern Hospitality Denver from August 2012 through February 2014. Mr. Owen has spent his entire career in restaurant operations and management, as manager of restaurant operations at The Walnut Brewery in Boulder, Colorado from 2011 to 2012, at the New Berlin Entertainment Center in New Berlin, Wisconsin, from 2010 to 2011, and at Stonefire Pizza Co. in New Berlin, Wisconsin from 2006 through 2010.

David Lavigne was the Company’s Secretary/Treasurer through his resignation date of May 17, 2013. He now serves as a Director since March 2014.  He is currently an officer and director of Accredited Members, Inc. Mr. Lavigne was the founder of EdgeWater Research Partners LLC, the predecessor of Accredited Members, Inc. EdgeWater Research was started in 2002 and was a subscription based service providing micro-cap and small-cap research to institutions, brokers and individual investors. Mr. Lavigne formerly served as a director of Hangover Joe’s Holding Corp. f/k/a Accredited Members Holding Corp., which had securities registered pursuant to Section 12 of the Exchange Act. Mr. Lavigne has spent approximately 25 years in the financial and investment industry - primarily employed by small regional sell-side broker-dealers involved in the provisioning of both investment banking and research services with respect to microcap and small cap issuers. Mr. Lavigne’s experience includes creating research and analysis for retail and institutional clients, as well as research that augments the due diligence process of the corporate finance departments of his respective employers. His generalist research has encompassed several dozen public companies. Mr. Lavigne from the University of Idaho in 1984 with a Bachelors of Science degree in Finance.

Richard Steward was appointed a member of the Board of Directors of the Company on March 5, 2014.  In addition to being a Director of the Company, Mr. Steward currently sits on the boards of BCI Construction Inc., a privately-held corporation based in Colorado Springs, and Pikes Peak Range Rider Foundation, a Colorado non-profit corporation.  Mr. Steward has previously sat on the boards for the Colorado Springs Chamber of Commerce, Pikes Peak or Bust Rodeo (associated with the Pikes Peak Ranger Rider Foundation), Ride for the Brand Championship Ranch Rodeo based in Colorado Springs, and Sheet Metal Air Conditioning National Association (SMACNA).  In 1995, Mr. Steward served as the National President of SMACNA.  Mr. Steward was also a Trustee for the Sheet Metal Worker’s National Pension Fund from 1996 to 2001.  In 1971, Mr. Steward joined Heating and Plumbing Engineers Inc. and retired as its owner in 2004.  From 1965 to 1971, Mr. Steward worked at Alcoa Aluminum, where he helped develop aluminum beer cans and pull-tabs.  Mr. Steward graduated from Colorado School of Mines where he received a Bachelor of Science in Metallurgical Engineering in 1965.

Gary Tedder was the President, Secretary and Director of the Company from November 2012 through the BB Transaction in January 2014. Mr. Tedder worked from September 2009 to November 2011 at Accredited Members, Inc., and served as the Senior Vice President of that entity from January 2010. Since November 2011 he has devoted substantially all of his business time to Southern Hospitality Franchisee Holding Corp. For more than ten years prior to joining Accredited Members, Inc., Mr. Tedder was self-employed as a business consultant. Mr. Tedder has over 35 years of experience as an entrepreneur and business development director for various companies, from real estate to entertainment. Additionally, he has been instrumental in making strategic introductions throughout the nonprofit world and business community, through creatively deploying contact capital from his extensive network.

Steve Cominsky served as Chief Executive Officer, Chief Financial Officer and Director of the Company from November 2012 until June 2013. Mr. Cominsky served as CEO and a Director of Southern Hospitality Franchisee Holding Corp. from October 1, 2012, and COO of its subsidiaries from July 2012 resigning in June 2013. Mr. Cominsky is an established leader in people, sales, profit and process leadership in the hospitality industry. Mr. Cominsky has worked in the Brewery Group Division of Craftworks Restaurants and Breweries Inc. since 1996. He has served as the Regional Manager, overseeing six general managers and numerous other employees. Mr. Cominsky has won numerous awards for his leadership with Craftworks.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC.  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2013, and subsequently, we believe that during the Company’s 2013 fiscal year Mr. Roth, Mr. Lavigne and Mr. Tedder filed late Forms 4 on September 4, 2013 and Mr. Mudd filed a late Form 3 on the same date.  Subsequently, Mr. Roth and Mr. Lavigne filed late Forms 4 on January 24, 2014 and Mr. Mudd filed a timely Form 4 on January 24, 2014.  On the same date, a Form 3 was timely filed for Ms. Atkinson.  Forms 4 were timely filed on March 4, 2014 for Mr. Roth, Mr. Lavigne, and Mr. Mudd. A Form 4 was filed timely on March 13, 2014 for Mr. Lavigne.  On the same date, Forms 3 were filed timely for Mr. Steward and Mr. Owen.

Code of Ethics

The Company adopted a code of ethics as of the BB Transaction date of January 22, 2014.

No Audit Committee

The Company does not have a separately designated audit committee.  Instead, the entire Board as a whole acts as the Company’s audit committee.  Consequently the Company does not currently have a designated audit committee financial expert.

Item 11. EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2013 and 2012 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s most highly compensated executive officers:

				(1)
				Option		All Other
Name and	Fiscal	Salary	Bonus	Awards		Compensation		Total
Principal Position	Year	($)	($)	($)		($)		($)
Gary Tedder,
President and Director (1)	2013	$70,834	$-	$97,125	(7)	$7,145		$175,104
	2012	$125,000	$1,000	$13,420	(7)	$12,248		$151,668

Robert B. Mudd,
Interim Chief Executive Officer, Chief Executive Officer and Director (2)	2013	$-	$-	$-		$-		$-
	2012	$-	$-	$-		$-		$-

Steve Cominsky,
Chief Executive Officer and Director (3)	2013	$105,000	$-	$130,474	(6)	$23,288		$258,762
	2012	$93,481	$1,000	$32,621	(6)	$5,820		$132,922

JW Roth,
Chairman of the Board (4) (8)	2013	$-	$-	$97,125	(7)	$-		$97,125
	2012	$-	$-	$13,420	(7)	$-		$13,420

David Lavigne,
Secretary and Treasurer (9)	2013	$-	$-	$-		$282,315	(8)	$282,315
	2012	$-	$-	$-		$420,250	(8)	$420,250

Gerard Lewis,
Chairman of the Board (5)	2013	$-	$-	$-		$-		$-
	2012	$-	$-	$-		$39,000		$39,000

(1)	Mr. Tedder served as the SH President and a Director since October 2011 through the BB Transaction on January 22, 2014.

(2)
Mr. Mudd served as the Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board from June 20, 2013 through the BB Transaction. After the BB Transaction, he serves as the CEO, President and Director.

(3)
Mr. Cominsky served as the SH Chief Operating Officer from June 15, 2012, through September 30, 2012. On October 1, 2012, he became the SH Chief Executive Officer and also began serving as a Director. On June 20, 2013, he resigned his positions as CEO and Director.

(4)
Mr. Roth is a founder of SH and served as the Company's Chairman from August 15, 2012, through his resignation date of May 17, 2013.  He had been a Director of SH since its inception in August 2011.  Since the BB Transaction, he serves as Chairman of the Board.

(5)	Mr. Lewis served as the Chairman of the Board of SH from December 15, 2011 through August 15, 2012.

(6)
Upon his appointment as the Company's Chief Executive Officer, Mr. Cominsky was granted an option to acquire 660,368 shares of Company common stock at $0.0150677 per share with 66,035 shares vesting immediately and the remaining shares vesting upon certain criteria.  Mr. Cominsky exercised 66,035 shares in March 2013.  In connection with his resignation on May 17, 2013, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013.  He exercised these options in a cashless exercise and the resulting stock certificate of 261,087 common shares was held by the Company per a lock-up agreement through March 8, 2014.

(7)
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

(8)
Mr. Roth and Mr. Lavigne are founders of AMCH Managed Services, Inc. ("AMMS").  Mr. Roth served as the CEO of AMMS through July 31, 2013, and continues to be a controlling shareholder.  Mr. Lavigne serves as AMMS’s CEO and CFO and is a controlling shareholder.  The fees paid by the Company to AMMS are shown under Mr. Lavigne for 2012 and 2013 in regards to AMMS for disclosure purposes.  Under these agreements for managed services, the Company paid $420,000 in cash in 2012 and granted AMMS warrants to exercise 627,034 shares.

(9)	Mr. Lavigne is a founder of SH and began serving as SH's Secretary and Treasurer from its inception in August 2011. He resigned his positions as of May 17, 2013. He now serves as a Company’s Director.

Compensation Committee Interlocks and Insider Participation

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

Base Salary. Base salary, paid in cash, is the first element of compensation to our officers. In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals. The Board of Directors believe that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities.   The Board of Directors believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity similar to the Company.

During the Company’s 2013 and 2012 fiscal years it paid its executive officers the following base salaries:

▪	Gary Tedder was paid a base salary of $125,000 in 2013 and 2012.

▪	Steve Cominsky was paid a base salary of $150,000 starting June 15, 2012 which was raised to $210,000 effective October 1, 2012.

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

Stock Option, Stock Awards and Equity Incentive Plans

In accordance with the Company’s 2012 Stock Option Plan, as amended, the Company granted certain of its executive officers stock options as set forth below.  There were no stock awards made during the Company’s fiscal year 2013.  As of December 31, 2013:

Outstanding Equity Awards at Fiscal Year End

Name and	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option expiration date
Principal Position	(#)	(#)	(#)	($)

Gary Tedder,
President(1)	200,000	--	--	$1.00	11/19/2022

Robert B. Mudd,
Interim CEO & CFO	--	--	--	$--	--

Steve Cominsky,
Chief Executive Officer(2)	--	--	--	$--	--

JW Roth,
Chairman of the Board(1)	200,000	--	--	$1.00	11/19/2022

David Lavigne,
Secretary and Treasurer	--	--	--	$--	--

(1)
Includes personal guarantees for Mr. Roth and Mr. Tedder each in the forms of warrants for 200,000 shares exercisable for ten years at $1.00 per share with the warrants immediately vested with a cashless exercise feature.

(2)
During fiscal year 2013, in connection with Steve Cominsky’s resignation as CEO on May 17, 2013, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013.  Mr. Cominsky subsequently exercised those options in a cashless exercise and the resulting stock certificate of 261,087 common shares is currently held by the Company per a lock-up agreement through March 8,  2014.

Compensation of Directors

Other than as set forth in the Summary Compensation Table above, the Company has not provided any of the persons serving on its Board of Directors any separate or additional consideration for serving on the Board during fiscal year 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership of Directors and Management

The number of shares outstanding of the Company’s stock at March 14, 2014, was 43,841,249 common shares and 4,884,859 Series A preferred shares.  The following table sets forth the beneficial ownership of the Company’s common stock as of March 14, 2014, by each director and each executive officer of the Company and by all directors and executive officers as a group.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in the column regarding that shareholders’ common stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Position	Common Stock - Amount and Nature of Beneficial Ownership		Percent of Common Stock	Series A Preferred Stock-Amount and Nature of Beneficial Ownership		Percent of Series A Preferred Stock (4)
JW Roth 2 North Cascade Ave, Suite1400 Colorado Springs, CO 80903	Chairman of the Board	6,461,192	(1)	14.67%	2,228,034	(2)	45.61%

Robert B. Mudd 2 North Cascade Ave, Suite 1400 Colorado Springs, CO 80903	CEO, President & Director	1,331,131		3.04%	–		*

David Lavigne
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	3,495,667	(3)	7.97%	1,000,000		20.47%

Richard Steward
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	1,412,657		3.22%	–		*

Heather Atkinson
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	CFO, Secretary & Treasurer	364,854		*	–		*

Shawn Owen
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	COO	56,353		*	–		*

All current directors and executive officers as a group (six persons)		13,121,854		28.9%	3,228,034		66.08%

(1)
Includes Mr. Roth for his personal guarantee in the form of a warrant for 200,000 shares exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature. Also, includes 156,521shares owned by his spouse, 4,530,178 owned by his spouse as trustee for the KMR Living Trust Dated Nov. 19, 2012 and 1,391,666 shares owned by Accredited Members Acquisition Corp., an entity controlled by Mr. Roth and Mr. Lavigne.

(2)	Includes 228,034 shares owned by his minor daughter and 2,000,000 shares owned by Mr. Roth as trustee for the JWR Living Trust Dated Nov. 19, 2012.

(3)	Includes 1,391,666 shares owned by Accredited Members Acquisition Corp., an entity controlled by Mr. Roth and Mr. Lavigne. Also, includes 2,046,901 shares owned by his spouse.

(4)	Calculated based on one vote per common share and 25 votes per Series A preferred share.

*	Less than 1%.

Security Ownership of Certain Beneficial Owners

The following table sets forth the persons who beneficially own of record, or was known to own beneficially, more than 5% of the Company’s common stock and/or Series A preferred voting stock as of March 14, 2014.  To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in the column regarding that shareholders’ common stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock	Amount and Nature of Beneficial Ownership of Series A Preferred Stock		Percent of Series A Preferred Stock	Voting Power(5)

JW Roth	6,416,192	(1)	14.67%	2,228,034	(2)	45.61%	37.53%
2 North Cascade Ave Suite 1400
Colorado Springs, CO 80903

David Lavigne	3,495,667	(3)	7.97%	1,000,000		20.47%	17.23%
2 North Cascade Ave Suite 1400
Colorado Springs, CO 80903

Stephen J. Cominsky	346,180	(4)	*	1,200,757		24.58%	18.36%
5935 Blue Sage Way
Littleton, CO 80123

(1)
Includes Mr. Roth for his personal guarantee in the form of a warrant for 200,000 shares exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature. Also, includes 156,521shares owned by his spouse, 4,530,178 owned by his spouse as trustee for the KMR Living Trust Dated Nov. 19, 2012 and 1,391,666 shares owned by Accredited Members Acquisition Corp., an entity controlled by Mr. Roth and Mr. Lavigne.

(2)	Includes 228,034 shares owned by his minor daughter and 2,000,000 shares owned by Mr. Roth as trustee for the JWR Living Trust Dated Nov. 19, 2012.

(3)	Includes 1,391,666 shares owned by Accredited Members Acquisition Corp., an entity controlled by Mr. Roth and Mr. Lavigne. Also, includes 2,046,901 shares owned by his spouse.

(4)	Includes 19,058 shares owned by Mr. Cominsky’s spouse.

(5)	Calculated based on one vote per common share and 25 votes per Series A preferred share.

*	Less than 1%.

Changes in Control

There are no arrangements known to the Company which may result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5, above, for information regarding securities authorized for issuance under equity compensation plan in the form required by Item 201(d) of Regulation S-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

1.  Effective September 1, 2011, the Company entered into a management agreement (the “Management Agreement”) with AMHC Managed Services, Inc. (“AMMS”), a subsidiary of Accredited Members Acquisition Corporation (“AMAC”). The Company’s Chairman of the Board of Directors and officers of the Company were also officers/board members of AMAC. The significant terms of the Management Agreement provide for monthly payments to AMMS in exchange for the ability of the Company to fully utilize the management expertise, financial and accounting expertise, support staff and location of AMMS,including the expertise of the position of AMMS’ Chief Financial Officer and necessary support for compliance under the securities laws with respect to any private or public reports or registration statements the Company may file. The Management Agreement term was 12 months, and required the Company to pay AMMS a monthly fee equal to $35,000 per month. Additionally, under the Management Agreement, the Company granted AMMS a warrant to purchase 330,184 shares of Company’s common stock exercisable at $0.0007 per share, exercisable for a three-year term. The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and was amortized over the one-year term of the Management Agreement as services are performed. AMMS exercised the warrant in full in July 2012. The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 330,184 shares of the Company’s common stock at $0.0007 per share for a three-year term. The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and is being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $12,440 and $24,870 was expensed in the three and six months ended June 30, 2013. AMMS exercised the warrant in full in October 2012. On May 17, 2013, the Company amended its terms with AMMS that AMMS will not be the “Acting CFO” nor provide senior financial management services for the Company effective the same date. Further, on June 26, 2013, the Company notified AMMS that it terminated the Management Agreement effective July 31, 2013. These functions were handled by the Company’s interim CEO and interim CFO through the BB Transaction date of January 22, 2014.

2.  The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party, on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately $32,100 and $55,000 for the 2013 and 2012 calendar years.

3.  On November 3, 2011, AMAC subscribed to a convertible note offering for $25,000 with the Company. The promissory note carried a 5% interest rate, and was unsecured. In addition, AMAC received 25,000 shares of the Company. AMAC converted the note and accrued interest as of December 31, 2012, and received 18,715 common shares of the Company.

4. On August 1, 2013, the Company entered into an unsecured promissory note with BBHCLLC. The note is for $204,900 with a maturity date of February 1, 2014. The note includes a 5% annual interest rate and terms in case of default in which the loan maybe converted to common stock of the Company by the note holder at no less than $0.10 a share. The note and unpaid interest was extinguished on the date the Company and BBHCLLC successfully closed the BB Transaction

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Roth, Mudd, Lavigne and Steward.  None of the directors are considered “independent” as that term defined by Section 803A of the NYSE MKT Company Guide inasmuch as each of the directors has had material relationships with the Company.  The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our independent registered public accounting firm, GHP Horwath, P.C., (“GHP Horwath”) billed us aggregate fees in the amount of approximately $45,500 for the fiscal year ended December 31, 2013, and approximately $29,000 for the fiscal year ended December 31, 2012.  These amounts were billed for professional services that GHP Horwath provided for the audit of our annual financial statements, reviews of the interim consolidated financial statements included in our reports on Forms 10-Q and other services typically provided by an auditor in connection with statutory and regulatory filings or engagements for those fiscal years.

MaloneBailey, LLP served as Art Dimensions, Inc. independent registered public accounting firm for the period of January 1 through November 14, 2012 and for the period ended December 31, 2011. MaloneBailey billed us aggregate fees in the amount of approximately $8,750 for the period January 1 through November 14, 2012, and approximately $13,750 for the fiscal year ended December 31, 2011.

Tax Fees

GHP Horwath or MaloneBailey did not bill us for any tax fees for the fiscal years ended December 31, 2013 and 2012.

All Other Fees

GHP Horwath or Malone Bailey did not bill us for any other fees for the fiscal years ended December 31, 2013 and 2012.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved GHP Horwath performing our audit for the 2013 fiscal year.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1.1	Agreement and Plan of Merger and Reorganization with Art Dimensions, Inc.(1)
3.1.1	Articles of Incorporation.(2)
3.1.2	Amendment to Articles of Incorporation.(1)
3.1.3	Amended and Restated Articles of Incorporation effective May 3, 2013.(3)
3.1.4	Amendment to Articles of Incorporation dated January 22, 2014.
3.2.1	Bylaws.(2)
3.2.2	Bylaws, as amended May 1, 2013.(3)
10.1
Area Development Agreement by and between SH Franchising & Licensing LLC and Southern Hospitality Franchisee Holding Corporation, dated November 4, 2011, as amended by the First Amendment dated November 4, 2011, and as amended by the Second Amendment dated November 9, 2012.

10.2
Franchise Agreement by and between SH Franchising & Licensing LLC and Southern Hospitality Franchisee Holding Corporation, dated November 4, 2011, as amended by the First Amendment dated November 4, 2011, as amended by the Second Amendment dated November 9, 2012, and as amended by the Third Amendment dated January 9, 2013.

10.3	Amendment and Release Agreement by and between SH Franchising & Licensing LLC, Southern Hospitality Franchisee Holding Corporation, and Southern Hospitality Denver, LLC, dated September 23, 2013(4)
10.4	Acquisition Agreement by and between Smokin Concepts Development Corporation, Bourbon Brothers Holding Company, LLC and JW Roth and Robert B. Mudd, dated September 30, 2013.(5)
10.5	First Amendment to Acquisition Agreement by and between Smokin Concepts Development Corporation, Bourbon Brothers Holding Company, LLC and JW Roth and Robert B. Mudd, dated November 8, 2013.(5)
10.6	Second Amendment to Acquisition Agreement by and between Smokin Concepts Development Corporation, Bourbon Brothers Holding Company, LLC and JW Roth and Robert B. Mudd, dated January 22, 2014.(6)
10.7	2012 Stock Option Plan, as amended on January 22, 2014.
10.8	Lease Agreement by and between Bourbon Brothers Southern Kitchen Colorado Springs, LLC and Bourbon Brothers, LLC, dated May 29, 2013.
10.9	License Agreement, as amended and restated, by and between Bourbon Brothers Holding Company, LLC and subsidiaries with Bourbon Brothers, LLC, dated April 18, 2013.
14.1	Code of Ethics as adopted by the Board of Directors on January 22, 2014.
21.1	Subsidiaries of Bourbon Brothers Holding Corporation.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101	Interactive data files. Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on March 8, 2013.
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on September 26, 2008.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 30, 2013, and filed on May 3, 2013.
(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2013, and filed on November 14, 2013.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 8, 2013, and filed on January 17, 2014.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 22, 2014, and filed on January 27, 2014.

In accordance with the requirements of Section 13 or 15(d) Exchange Act, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOURBON BROTHERS HOLDING CORPORATION

Date: March 19, 2014	By:	/s/ Robert B. Mudd
Robert B. Mudd, CEO, President and Director

Date: March 19, 2014	By:	/s/ Heather Atkinson
Heather Atkinson, CFO, Secretary and Treasurer

BOURBON BROTHERS HOLDING CORPORATION
(FORMERLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
YEARS ENDED DECEMBER 31, 2013 AND 2012
CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance sheets as of December 31, 2013 and 2012	F-3
Statements of loss for the years ended December 31, 2013 and 2012	F-4
Statements of changes in equity for the years ended December 31, 2013 and 2012	F-5
Statements of cash flows for the years ended December 31, 2013 and 2012	F-6
Notes to financial statements	F-7 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Bourbon Brothers Holding Corporation (formerly Smokin Concepts Development Corporation):

We have audited the accompanying consolidated balance sheets of Bourbon Brothers Holding Corporation (formerly Smokin Concepts Development Corporation) and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of loss, changes in equity, and cash flows for each of the years then ended  December 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a limited operating history, it has suffered recurring losses from operations, and has a working capital deficiency at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 10 to the consolidated financial statements, in January 2014, the Company acquired all of the equity interests of Bourbon Brothers Holding Company, LLC.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 19, 2014

BOURBON BROTHERS HOLDING CORPORATION
(FORMERLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$13,611	$962,331
Prepaid expenses and other	5,459	242,807
Inventory	31,559	-
Total current assets	50,629	1,205,138

Deposit	18,034	18,034
Intangible asset, net	45,625	300,000
Property and equipment, net	2,443,575	1,451,659
Total assets	$2,557,863	$2,974,831

Liabilities and equity
Current liabilities:
Accounts payable	$81,015	$453,788
Related party payable	-	8,659
Accrued expenses	78,568	73,673
Related party note payable	204,877
Note payable and accrued interest	211,614	-
Convertible notes payable and accrued interest, current portion	60,000	55,795
Total current liabilities	636,074	591,915

Deferred rent	234,900	232,565
Convertible notes payable and accrued interest, net of current portion,
(net of $295,872 (2013) and $682,938 (2012) discount)	532,844	954,487
Total liabilities	1,403,818	1,778,967

Commitments and contingencies

Equity
Preferred stock, 1,000,000 shares authorized,
none issued or outstanding	-	-
Common stock - no par value;
Authorized shares - 50,000,000
Issued and outstanding shares - 9,629,220 (2013) and 6,980,270 (2012)	4,925,860	2,725,200
Additional paid-in capital	1,086,609	673,626
Accumulated deficit	(5,297,742)	(2,734,895)
Total Bourbon Brothers Holding Corporation ("BBHC") equity	714,727	663,931
Noncontrolling interest	439,318	531,933
Total equity	1,154,045	1,195,864
Total liabilities and equity	$2,557,863	$2,974,831

See notes to consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
(FORMERLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF LOSS

	Year ended
	December 31,
	2013	2012

Revenue	$2,098,925	$-
Operating expenses:
Restaurant operating costs (exclusive of depreciation and amortizaton below)	2,321,817	-
General and administrative	1,213,751	1,257,081
Related party management services	409,388	463,534
Selling and marketing	18,974	88,760
Depreciation and amortization	250,757	-
Impairment of intangible asset	250,000	-
Total operating expenses	4,464,687	1,809,375

Loss from operations	(2,365,762)	(1,809,375)

Other expense:
Interest expense	(515,680)	(775,969)

Net loss	$(2,881,442)	$(2,585,344)

Net loss attributable to noncontrolling interest	$(318,595)	$(139,552)

Net loss attributable to BBHC	(2,562,847)	(2,445,792)

Net loss	$(2,881,442)	$(2,585,344)

Basis and diluted net loss per share attributable to BBHC common shareholders	$(0.29)	$(0.53)

Weighted average number of common shares outstanding - basic and diluted	8,882,809	4,648,155

See notes to consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
(FORMERLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional paid-in	Accumulated	Non- Controlling
	Shares	Amount	capital	Deficit	Interest	Total
Balances December 31, 2011	4,317,150	$83,625	$49,753	$(289,103)	$-	$(155,725)
Cancellation of common stock to founders	(1,485,788)	-	-	-	-	-
Exercise of warrant for cash	330,184	250	-	-	-	250
Contribution of cash by non-controlling members to subsidiary	-	-	-	-	671,485	671,485
Issuance of common stock in connection with notes payable	1,683,203	1,040,601	283,500	-	-	1,324,101
Stock issued for services	18,160	6,589		-	-	6,589
Warrant issued for prepaid management services	-	-	49,752	-	-	49,752
Exercise of warrant for cash	330,184	250	-	-	-	250
Warrant issued for services and exercised	66,037	50	36,000	-	-	36,050
Acquisition of Art Dimensions, Inc.	650,000	-	-	-	-	-
Sale of common stock for cash	77,764	116,644	-	-	-	116,644
Conversion of notes payable to common stock	993,376	1,477,191	-	-	-	1,477,191
Warrants issued for guarantees	-	-	222,000	-	-	222,000
Stock-based compensation	-	-	32,621	-	-	32,621
Net loss	-	-	-	(2,445,792)	(139,552)	(2,585,344)
Balances, December 31, 2012	6,980,270	2,725,200	673,626	(2,734,895)	531,933	1,195,864
Issuance of common stock for cash	1,901,780	1,368,012	-	-	-	1,368,012
Conversion of notes payable to common shares	417,828	830,984	-	-	-	830,984
Stock issued for services	35,554	26,664	-	-	-	26,664
Warrant issued with a note payable	-	-	44,494	-	-	44,494
Contribution of cash by non-controlling members	-	-	-	-	225,980	225,980
Exercise of stock options	327,122	-	4,976	-	-	4,976
Stock-based compensation	-	-	263,513	-	-	263,513
Contributed services	-	-	100,000	-	-	100,000
Repurchase of shares for services	(33,334)	(25,000)	-	-	-	(25,000)
Net loss	-	-	-	(2,562,847)	(318,595)	(2,881,442)
Balances, December 31, 2013	9,629,220	$4,925,860	$1,086,609	$(5,297,742)	$439,318	$1,154,045

See notes to consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
(FORMERLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(2,881,442)	$(2,585,344)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid management services and guarantees	194,280	71,284
Amortization of debt discount	387,067	719,918
Stock-based compensation	308,033	75,210
Interest attributed to converted debt	30,985	-
Contributed services by related party	100,000	-
Stock issued for services	26,664	-
Settlement of expenses for promissory note and common stock	-	102,500
Depreciation and amortization	250,757	-
Impairment of intangible asset	250,000	-
Changes in operating assets and liabilities:
Prepaid expenses	42,104	143
Deposit	-	(18,034)
Inventory	(31,559)	-
Accounts payable	(373,090)	46,167
Related party payable	(8,659)	(32,882)
Accrued expenses and accrued interest	13,258	113,940
Deferred rent	2,335	82,565
Net cash used in operating activities	(1,689,267)	(1,424,533)
Cash flows from investing activities
Purchase of property and equipment	(1,238,298)	(875,685)
Net cash used in investing activities	(1,238,298)	(875,685)
Cash flows from financing activities
Proceeds from exercise of a stock options	4,976	-
Proceeds from exercise of warrants	-	550
Proceeds from issuance of notes payable and common stock	-	2,446,337
Contribution to subsidiary by non-controlling interest	225,980	671,485
Advances from related party	135,000	-
Advances repaid to related party	(135,000)	-
Proceeds from issuance of related party promissory note	204,877	-
Sale of common stock	1,368,012	116,644
Repurchase of shares for services from related party	(25,000)	-
Proceeds from issuance of promissory note and warrant	200,000	-
Net cash provided by financing activities	1,978,845	3,235,016
Net (decrease) increase in cash and cash equivalents	(948,720)	934,798
Cash and cash equivalents, beginning	962,331	27,533
Cash and cash equivalents, ending	$13,611	$962,331
Supplemental disclosure of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$830,984	$1,477,191
Issuance of warrant for prepaid management services and guarantees	$-	$271,752
Property and equipment recorded in exchange for accounts payable	$-	$401,973
Leasehold improvements and deferred rent	$-	$150,000
Capitalized accrued interest	$-	$24,000
Cash paid for interest	$21,600	$-

See notes to consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS

Organization

Bourbon Brothers Holding Corporation (“BBHC” or the “Company”) is a Colorado corporation. The Company, on January 22, 2014, with approval of a majority of the Company’s shareholders, changed its name from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation.

The Company’s subsidiary, Southern Hospitality Franchisee Holding Corporation (“SH”) entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. As of December 31, 2013, SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a director of the Company is a 22% non-controlling interest holder.

On November 13, 2012, the Company, f/k/a Art Dimensions, Inc. (“ADI”), entered into an Agreement and Plan of Merger and Reorganization with SH whereby the Company acquired SH in a reverse triangular merger (the “SH Acquisition”). On November 13, 2012, the parties closed the SH Acquisition, and a Statement of Merger was filed and effective with the Colorado Secretary of State on that day. Upon closing the SH Acquisition, the Company issued a total number of common shares to the SH shareholders in exchange for all of their ownership interests in SH such that they owned approximately 89% of the Company on the date of the SH Acquisition. The shareholders of the Company prior to the SH Acquisition owned approximately 11% of the Company after the closing of the SH Acquisition. On November 13, 2012, the Company and SH closed the SH Acquisition, and the Company’s wholly owned subsidiary, ADI Merger Corp., was merged with and into SH. An aggregate of 5,259,029 Company shares were issued in the SH Acquisition.  The number of ADI common shares received by SH’s shareholder depended on the number of shares each held and that were outstanding at the closing of the SH Acquisition.  Additionally, upon the effective date of the SH Acquisition all outstanding SH warrants, options and outstanding promissory notes were exchanged for options, warrants and promissory notes to acquire ADI common stock on equivalent terms.  Pursuant to the SH Acquisition, on November 13, 2012, the Company changed its name from Art Dimensions, Inc. to Southern Hospitality Development Corporation. The Registrant was a public shell company (as defined in Rule 12b-2 of the Exchange Act) at the date of the SH Acquisition. Therefore, the SH Acquisition was accounted for as a reverse acquisition and recapitalization. SH is the acquirer for accounting purposes and ADI is the acquired company. Accordingly, SH’s historical financial statements for periods prior to the SH Acquisition become those of ADI, retroactively restated for, and giving effect to the number of shares received in the SH Acquisition. The accumulated deficit of SH is carried forward after the SH Acquisition. Operations reported for periods prior to the SH Acquisition are those of SH. Earnings per share for the period prior to the SH Acquisition are restated to reflect the equivalent number of shares outstanding.

The Company, on May 3, 2013, with approval of a majority of the Company’s shareholders, changed its name from Southern Hospitality Development Corporation to Smokin Concepts Development Corporation.

On September 30, 2013, the Company entered into an Acquisition Agreement with Bourbon Brothers Holding Company, LLC (“BBHCLLC”) to acquire all of the equity interests in BBHCLLC (the “BB Transaction”) and its subsidiaries. BBHCLLC is a Colorado limited liability company (“LLC”) formed in May 2013, for the purpose of developing and managing all aspects of operating units related to a recently developed “Bourbon Brothers” brand.  The principles of BBHCLLC were also, at various times, on the board of directors of the Company, and therefore BBHCLLC is considered to be a related party.  As of December 31, 2013, BBHCLLC was a development stage company. BBHCLLC’s subsidiaries (all LLCs formed in April 2013) include Bourbon Brothers Restaurant Group, LLC (“BBRG”), Bourbon Brothers Franchise, LLC (“BBF”) and Bourbon Brothers Brand, LLC (“BBB”). BBRG owns the stores to encompass several Bourbon Brothers brands, and owns Bourbon Brothers Southern Kitchen Colorado Springs, LLC (“BBSK”), which opened its first restaurant in January 2014. BBRG also owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC (“BBSF”). BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company’s core brand.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

On November 8, 2013, the Company and BBHCLLC amended the Acquisition Agreement by entering into a First Amendment to the Acquisition Agreement.  On January 22, 2014, the parties entered into a Second Amendment to the Acquisition Agreement, identifying the final conversion ratio of 1.82427.  The Second Amendment identified the number of shares to be issued by the Company in the BB Transaction as 20,274,193 shares of common stock to BBHCLLC Class B Non-Voting members and 18,242,687 shares of Series A Convertible Preferred Stock to BBHCLLC Class A Voting members.  These shares were issued at the closing of the BB Transaction.  All outstanding options and warrants to acquire BBHCLLC units were assumed by the Company, applying the conversion ratio to the number of units and strike price (Note 10).

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

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $2.9 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively, and has an accumulated deficit of approximately $5.3 million at December 31, 2013. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its first restaurant. Through 2013, the Company has been largely focused on its first Denver-based restaurant and working to obtain profitable operations.  The Company has also been focused on completing the BB Transaction with BBHCLLC, which occurred in January 2014.

The Company began revenue generating activities in late February 2013, and in January 2014, BBHCLLC’s restaurant, located in Colorado Springs, Colorado, opened and began generating revenues. The Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity (Note 10). The Company’s continued implementation of its business plan is dependent on its future profitability and engaging in strategic transactions, or on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability through the current restaurant operations, enter into strategic transactions, or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of December 31, 2013.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their interest rates and/or  short-term maturities.  The carrying amounts of related party payables are not practicable to estimate based on the related party nature of the underlying transaction.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities, and are reported in equity. From inception through December 31, 2013, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash, of which $225,980 and $671,485 was contributed during the years ended December 31, 2013 and 2012, respectively.

Pre-opening Costs

Pre-opening costs, such as travel and employee payroll and related training costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also may include non-cash rental costs under operating leases incurred during a construction period.

Cash and Cash Equivalents

Cash equivalents include short-term highly liquid investments with an original a maturity of three months or less when purchased.  In addition, the majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within two business days, and therefore these payments due are classified as cash and cash equivalents.

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

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Interest

Interest on funds used to finance the acquisition and construction of a restaurant to the date the asset is placed in service is capitalized.

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for the restaurant in Denver, Colorado. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  A long-term deposit on the Denver lease in the amount of $18,034 is recorded as of December 31, 2013.  Deferred rent also includes a tenant improvement allowance the Company received for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $19,000 and $88,800, for the years ended December 31, 2013 and 2012, respectively.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Many of the Company’s subsidiaries are limited liability companies (“LLC’s”) and treated for tax purposes as pass-through entities. As a result, any taxes are the responsibility of the respective members.

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date. Management does not believe that there are any uncertain tax positions that would result in an asset or liability for taxes being recognized in the accompanying consolidated financial statements. The Company recognizes tax related interest and penalties, if any, as a component of income tax expense.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 8,882,809 and 1,922,171 for the years ended December 31, 2013 and 2012, respectively, have been excluded from the calculation of diluted net loss per common share.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued.  Management has not identified any recently issued accounting standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 – INTANGIBLE ASSET

Franchise Agreements

In 2011, the Company paid $300,000 for the non-exclusive rights and license to use the Southern Hospitality system and Southern Hospitality licensed marks in connection with the operation of ten restaurants to be owned and operated by the Company under franchise and related area development agreements.  These costs were allocable to each planned restaurant.

In September 2013, the Company terminated the Area Developer Agreement (“ADA”) with the Franchisor. As a result of the termination of the ADA, the Company determined this event impaired the intangible asset, and a resulting impairment expense was recorded in the year ended December 31, 2013, of $250,000.  The intangible asset at December 31, 2013, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $4,375).

Amortization began in February 2013 with the opening of the Company’s Denver-based restaurant, with amortization expense of $4,375 recorded for the year ended December 31, 2013. Amortization expense for the next five years is estimated to be as follows:

2014	$5,000
2015	5,000
2016	5,000
2017	5,000
2018	5,000
Thereafter	20,625
$45,625

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2013 and 2012, property and equipment consists of the following:

	December 31,	December 31,
	2013	2012	Useful lives
Leasehold improvements	$2,146,322	$1,290,723	3-10 years
Website development	13,500	10,800	3 years
Equipment	478,194	133,091	3-7 years
Computers and hardware	52,742	17,045	5 years
	2,690,758	1,451,659
Less accumulated depreciation	(247,183)	-
	$2,443,575	$1,451,659

The Company’s Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.  Depreciation expense for the years ended December 31, 2013 and 2012, was $247,000 and $0, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes:

Beginning in October 2011, the Company began selling 5% promissory notes (the “Notes”) along with shares of the Company’s common stock. Investors received one share of common stock for each one dollar of principal amount loaned to the Company. The Notes bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date. The Company sold $3,086,388 of notes from 2011 through November 2012. Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each restaurant. The first minimum quarterly payment of $7,297 was paid in May 2013 (45 days after the first calendar quarter in which the Denver restaurant opened which occurred on February 21, 2013).  Payments made in the years ended December 31, 2013 and 2012, were $21,600 and $0, respectively.

By their original terms, the Notes and accrued interest became convertible, at the option of the holder, upon the Company’s common stock becoming publicly traded on November 13, 2012. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company’s stock became public.  The Company recorded the beneficial conversion feature as a discount to the note and is amortizing the amount to interest over the term of the notes.  Approximately $82,273 and $7,900 has been amortized for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, there were and $830,984 of Notes and accrued interest converted into 417,828 common shares at conversion prices between $1.82 and $2.30 per share.  The unamortized debt discount and beneficial conversion feature that was expensed upon these conversions was $263,402 and $71,006, respectively.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 5 – NOTES PAYABLE (CONTINUED)

Promissory Note:

During the year ended December 31, 2013, the Company issued a promissory note with an aggregate face amount of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock. This note bears interest at 5% per annum, is unsecured, and has a maturity date which is concurrent with the date that the current common stock offering closes, which occurred in January 2014. The holder of the note received additional consideration in the form of a fully vested stock warrant for the purchase of 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company determined the relative fair value of the warrant to be approximately $44,000, which has been recorded as a discount to the note payable and was amortized over approximately three months (Note 8).

Related Party Promissory Note:

On August 1, 2013, the Company entered into an unsecured promissory note with BBHCLLC. The note is for $204,900 with a maturity date of February 1, 2014. The note includes a 5% annual interest rate and terms in case of default in which the loan maybe converted to common stock of the Company by the note holder at no less than $0.10 a share. The note and unpaid interest was extinguished on the date the Company and BBHCLLC successfully closed the BB Transaction (Note 10).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments:

Franchise agreement

The Company operates its Denver restaurant property under a franchise agreement with the Franchisor under an initial ten-year term, renewable for two additional five-year terms. Pursuant to the franchise agreement, the Company is to pay royalty fees based on a percentage of gross revenues (generally between 3% and 5% of gross sales, as defined), plus additional fees and costs for marketing, training, inventory and other franchisor costs. Two officers of the Company have personally guaranteed royalty payments to the Franchisor.

In September 2013, the Company amended the Franchise Agreement with the Franchisor. The amendment resulted in a reduction in the royalty fees for the Company’s Denver restaurant to be paid to the Franchisor beginning January 1, 2014. The reduced rate is 2.5% of gross sales, subject to a monthly floor of $5,000.

For the years ended December 31, 2013 and 2012, the Company incurred franchise royalty expense of $98,000 and $0, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $190,000 and $144,800 for the years ended December 31, 2013 and 2012, respectively.  In addition, BBHCLLC has entered into a ten-year, non-cancellable lease with a related party for the restaurant in Colorado Springs, Colorado.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The future minimum lease payments are as follows:

	Third	Related
	Party	Party	Total
2014	$194,120	$367,039	$561,159
2015	199,944	385,000	584,944
2016	205,942	385,000	590,942
2017	212,120	385,000	597,120
2018	218,484	385,000	603,484
Thereafter	857,884	2,135,461	2,993,345
	$1,888,494	$4,042,500	$5,930,994

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party (Note 9), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately $25,545 and $44,300 for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company and its general contractor were in a dispute regarding the final payment on the leasehold improvements on the restaurant. The general contractor recorded a lien against the premises. This lien caused the Company to be in default of its lease agreement. In July 2013, the Company and its landlord entered into an agreement to satisfy the dispute with the general contractor so the full lien will be released.  In turn, the entire lien was released on August 2, 2013.  The Company made payments totaling $144,000 in full for the year ended December 31, 2013.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 7 – INCOME TAXES

At December 31, 2013, the Company has approximately $1,856,000 of net operating loss carry-forwards which expire between 2030 and 2033. The net operating loss carry-forwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

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

Deferred tax assets and liabilities represent the future impact of temporary differences between the financial statement and tax bases of assets and liabilities.  The Company’s net deferred tax assets have been fully reserved, effectively by a valuation allowance, because management does not believe realization of the deferred tax assets is sufficiently assured at the balance sheet date.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 7 – INCOME TAXES (CONTINUED)

The deferred tax assets (liabilities) and associated valuation allowance at December 31, 2013 and 2012, are as follows:

	2013	2012
Current assets:
Stock based compensation	$156,993	$22,337
	156,993	22,337
Non-current assets:
Net operating loss carryforwards	778,782	685,774
	935,775	708,111
Valuation allowance	(935,775)	(708,111)
Net deferred tax assets	$-	$-

No income tax benefit was recognized for the years ended December 31, 2013 and 2012, as indicated below:

	2013	2012
Deferred tax benefit:
Federal	$209,205	$581,082
State	18,459	50,529
	227,664	631,611
Increase in valuation allowance	(227,664)	(631,611)
	$-	$-

A reconciliation of income tax computed at the U.S. statutory tax rate of 34% to the effective income tax rate is as follows:

	2013	2012
Statutory rate	34%	34%
State taxes	3	3
Permanent differences and other	(10)	(12)
Valuation allowance	(27)	(25)
Effective rate	-	-

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 –  EQUITY

Preferred stock:

The Company has authorized the issuance of up to 1,000,000 shares of preferred stock (increased to 18,242,700 shares in January 2014), none of which had been issued through December 31, 2013 (Note 10). The designations, preferences, limitations, restrictions, and relative rights of the preferred stock shall be established by the board of directors.

Common stock:

Notes payable and accrued interest of $830,984 were converted into 417,828 shares of common stock during the year ended December 31, 2013.

In connection with the Company’s 2012 private placement offering to raise $1,500,000 for 1,000,000 shares at $1.50 per share that began in December 2012, the Company changed the offering price to $0.75 per share on May 28, 2013.  The change in offering price and the subscriptions sold through December 31, 2013, resulted in a maximum of 2,000,000 shares available for issuance in which 1,979,544 shares have been issued for proceeds of $1,484,656 since December 2012.

In connection with services provided to the Company, the Company issued an additional 35,554 common shares valued at $26,664 ($0.75 per share) during the year ended December 31, 2013.

Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the “Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 1.5 million shares of common stock may be issued under the Plan which increased to 3 million as of January 22, 2014 (which number is subject to adjustment as described in the Plan).

In 2012, the Company granted stock options to the Company’s CEO to purchase an aggregate of 660,368 shares of common stock.   The Company’s CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining shares vesting upon the achievement of the performance objectives determined by management, as defined.  During the three months ended March 31, 2013, the CEO exercised the vested options for $995. In March 2013, the board of directors modified the stock option agreement, revising the vesting conditions of the agreement from performance objectives to a service condition.  Under the revised agreement, 264,149 shares vest in March 2014, and the remaining 330,184 shares vest in March 2015. The Company valued the modified options at the modification date.  Based on the Black Scholes option pricing model, the fair value of the modified share option is $1.44 per share.  In June 2013, the Company’s CEO resigned his position. In connection with his resignation, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013. The Company valued the modified options at the modification date which resulted in approximately $198,000 of stock option expense recorded during the year ended December 31, 2013.  The CEO exercised these options in a cashless exercise, and the stock certificate is being held by the Company per a lock-up provision until March 2014.

In March 2013, the Company granted certain members of the Denver-based restaurant management team stock options to purchase an aggregate of 90,000 shares of common stock.  These options were granted with a five-year term exercisable at approximately $1.50 per share with 45,000 options vesting immediately and the remaining shares to vest one year later in March 2014.  With the departure of two of these four employees in 2013, 40,000 stock options were forfeited and 50,000 stock options remained outstanding as of December 31, 2013, with 25,000 vested and the remaining 25,000 vesting in March 2014.  None of these options were exercised by December 31, 2013.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 – EQUITY (CONTINUED)

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $119,000 and $32,600 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was approximately $5,900 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the year ended December 31, 2013 and 2012 was $0.96 and $0.51 per share.  The assumptions utilized to determine the fair value of options granted during the years ended December 31, 2013 and 2012, are as follows:

	2013	2012
Risk free interest rate	0.79%	0.62%
Expected volatility	105%	105%
Expected term	2-5 years	5 years
Expected dividend yield	0	0

The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding. The expected volatility is based on the historical price volatility of the common stock of similar companies. The risk-free interest rate represents the U.S. Treasury bill rate for the expected term of the related stock options. The dividend yield represents the anticipated cash dividend over the expected term of the stock options.

The following tables set forth the activity in the Company's Plan for the year ended December 31, 2013 and 2012:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2013	660,368	$-		$-
Granted	90,000	1.50	-	-
Exercised	(327,122)	0.02	-	-
Forfeited/cancelled	(373,246)	0.02	-	-
Outstanding at December 31, 2013	50,000	1.50	4.24	-
Exercisable at December 31, 2013	25,000	$1.50	4.24	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2013.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 8 – EQUITY (CONTINUED)

The following table summarizes the activity and value of non-vested options as of and for the years ended December 31, 2013:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2013	594,333	$0.51
Granted	90,000	0.96
Vested	(289,149)	1.39
Forfeited/cancelled	(370,184)	1.38
Non-vested options outstanding at December 31, 2013	25,000	$0.96

Warrants:

In December 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of the Franchisor, which were the subject of an Area Development Agreement between the Franchisor and SH. The personal guarantees are still in effect for the royalty payments due to the Franchisor. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant to purchase up to 200,000 shares, per director, exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.  The Company used the contractual term of the warrant, a risk free interest rate of 0.62% and a volatility of 105%. Approximately $194,250 and $28,000 has been recognized as stock-based compensation for the years ended December 31, 2013 and 2012, respectively.  There is no unrecognized expenses related to the warrants.

As of December 31, 2013, the Company had a promissory note with an aggregate face amount of $200,000 outstanding. By the original terms, the holder of the note received additional consideration in the form of an immediately vested stock warrant of 50,000 common shares at an exercise price of $0.50 per share exercisable for the three years from the date of execution of the note.  The Company used the Black Scholes pricing model to determine the fair value of the warrants.  The Company used the contractual term of the warrant, a risk free interest rate of 0.39% and a volatility of 105%. A relative fair value of approximately $44,000 was calculated based on the fair value of the warrant and note payable.

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

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 330,184 shares of the Company’s common stock at $0.0007 per share for a three-year term.  The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and is being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $39,400 and $10,300 was expensed in the years ended December 31, 2013 and 2012. AMMS exercised the warrant in full in October 2012. On May 17, 2013, the Company amended its terms with AMMS so that AMMS would no longer be the “Acting CFO” nor provide senior financial management services for the Company effective the same date.  Further, on June 26, 2013, the Company notified AMMS that it would terminate the Management Agreement effective July 31, 2013.  These functions were handled by the interim CEO and interim CFO for the remainder of 2013.

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party, on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately $25,500 and $44,300 for the years ended December 31, 2013 and 2012.

In addition to the management fee and the rent discussed above, the Company paid AMMS for reimbursable expenses and payments made to third parties on behalf of the Company.  During the years ended December 31, 2013 and 2012, the Company paid reimbursable expenses of $42,200 and $113,261, respectively.

In July 2013, the Company repurchased 33,334 common shares owned by AMMS for $1.50 per share for a total price of $50,000.    These shares were cancelled by the Company in July 2013.  The difference between the $1.50 per share and the fair value of the shares at the transaction date of $0.75 per share ($25,000) is recorded as an expense to related party management fees.

Related Party Services with Bourbon Brothers Holding Company, LLC (BBHCLLC)

On August 1, 2013, the Company entered into an unsecured promissory note with BBHCLLC (Note 5).  In addition, the Company recognized $20,000 of contributed services per month for August through December 2013 for services provided by BBHCLLC and recorded total expense of $100,000 in the statement of loss for the year ended December 31, 2013. No cash was exchanged by of either party in recognition.

NOTE 10 – SUBSEQUENT EVENTS

On January 22, 2014, the Company and BBHCLLC closed the BB Transaction, as described in Note 1, pursuant to which BBHCLLC is now a wholly-owned subsidiary of the Company.  The BB Transaction Agreement required the Company to issue 20,274,193 shares of common stock to BBHCLLC Class B Non-Voting members and 18,242,687 shares of Series A Convertible Preferred Stock to BBHC Class A Voting members.  The Company also issued, in connection with the BB Transaction, an aggregate of 2,207,365 options pursuant to its 2012 Stock Option Plan as replacement options to the holders of BBHC unit options, and 1,094,561 common stock warrants as replacement warrants to the holders of warrants in BBHC units.

BOURBON BROTHERS HOLDING CORPORATION
(FORMALLY SMOKIN CONCEPTS DEVELOPMENT CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 10 – SUBSEQUENT EVENTS (CONTINUED)

On January 22, 2014, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation setting forth the designation of Series A Convertible Preferred Stock, and approved the BB Transaction in which the Company issued 20,274,193 shares of common stock to BBHC Class B Non-Voting members and 18,242,687 shares of Series A Convertible Preferred Stock to BBHC Class A Voting members.  The rights of existing holders of common stock have been materially limited with respect to voting because each outstanding share of the Series A Convertible Preferred Stock is entitled to 25 votes per share, as compared to one vote per share for the common stock.  On the same date, pursuant to the closing of the BB Transaction and election of directors at the special meeting of shareholders on January 22, 2014 (the “Meeting”), the following persons were appointed as directors and officers of the Company: JW Roth, Chairman; Robert B. Mudd, President and Chief Executive Officer; Heather Atkinson, Chief Financial Officer, Secretary and Treasurer.  At the Meeting, the Company’s shareholders approved amendments to the Company’s Articles of Incorporation.  The Company filed each of the amendments to its Articles of Incorporation with the Colorado Secretary of State to effect such amendments.  The amendments accomplished the following:

•	Increased the Company’s authorized capital to 100,000,000 shares of common stock and 18,242,700 shares of preferred stock. This amendment was filed and effective January 22, 2014.
•	Changed the name of the Company from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation. This amendment was filed and effective January 22, 2014.
•	Amended the purpose of the Company, as described in the Proxy Statement. This amendment was filed and effective January 22, 2014.

As of the date of the BB Transaction, the unsecured promissory note and unpaid interest totaling $258,217 between SCDC and BBHCLLC was extinguished.

On January 27, 2014, BBSK opened and is the Company’s first operating Southern Kitchen restaurant in Colorado Springs, Colorado.

On March 3, 2014, the Company commenced an offering of up to 6,000,000 shares of common stock of the Company at $0.50 per share.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

PERIOD FROM INCEPTION (MAY 13, 2013)
THROUGH DECEMBER 31, 2013

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Members of Bourbon Brothers Holding Company, LLC:

We have audited the accompanying consolidated balance sheet of Bourbon Brothers Holding Company, LLC and its subsidiaries, a development stage company (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the period from inception (May 13, 2013) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the period from inception (May 13, 2013) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a limited operating history and has incurred a net loss and accumulated deficit since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, in January 2014, the Company was acquired by Bourbon Brothers Holding Corporation, a publicly-traded company.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 19, 2014

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

December 31,
2013
Assets
Current assets:
Cash	$821,073
Prepaid warrants	99,805
Total current assets	920,878

Security deposit and other	5,804
Property and equipment, net	632,531
Total assets	$1,559,213

Liabilities and members' equity
Current liabilities:
Accounts payable	$41,301
Accrued expenses	76,548
Total liabilities (all current)	117,849

Commitments and contingencies

Members' equity
Class A voting, 10,000,000 units issued	5,000
Class B non-voting, 9,847,600 units issued	2,635,844
Related party receivable	(204,877)
Deficit accumulated during the development stage	(994,603)
Total members' equity	1,441,364
Total liabilities and members' equity	$1,559,213

See notes to accompanying consolidated financial statements.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

Period from
Inception
(May 13, 2013)
Through
December 31,
2013
Operating expenses:
General and administrative	$(836,868)
Selling and marketing	(55,181)
Related party expenses	(100,000)
Depreciation	(2,554)
Total operating expenses	(994,603)
Net loss	$(994,603)

See notes to accompanying consolidated financial statements.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY
PERIOD FROM INCEPTION (MAY 13, 2013) THROUGH DECEMBER 31, 2013

				Deficit
				accumulated
			Related	during the
			party	development
	Class A	Class B	receivable	stage	Total
Issuance of units to founders for cash at inception on May 13, 2013	$5,000	$-	$-	$-	$5,000
Issuance of units for cash between May and December 2013	-	2,266,900		-	2,266,900
Units issued for services by a related party in August 2013	-	100,000		-	100,000
Warrant issued for services in August 2013	-	149,708		-	149,708
Exercise of equity options between May and September 2013	-	190		-	190
Equity-based compensation between May and December 2013	-	119,046		-	119,046
Advances to related party	-	-	(204,877)	-	(204,877)
Net loss	-	-		(994,603)	(994,603)
Balances, December 31, 2013	$5,000	$2,635,844	$(204,877)	$(994,603)	$1,441,364

See notes to accompanying consolidated financial statements.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

Period from
Inception
(May 13, 2013)
Through
December 31,
2013
Cash flows from operating activities
Net loss	$(994,603)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of prepaid services	49,903
Equity-based compensation	119,046
Equity units issued for services to related party	100,000
Changes in operating assets and liabilities:
Accounts payable	41,301
Security deposit and other	(5,804)
Accrued expenses	76,548
Net cash used in operating activities	(613,609)
Cash flows from investing activities
Contribution to related party	(204,877)
Purchase of property and equipment	(632,531)
Net cash used in investing activities	(837,408)
Cash flows from financing activities
Proceeds from issuance of Class A member units to founders for cash	5,000
Proceeds from issuance of Class B member units for cash	2,266,900
Proceeds from exercise of equity options	190
Net cash provided by financing activities	2,272,090
Net increase in cash	821,073
Cash, beginning	-
Cash, ending	$821,073
Supplemental disclosure of non-cash investing and financing activities:
Issuance of warrant for prepaid services	$149,708

See notes to accompanying consolidated financial statements.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
Consolidated Financial Statements
Period from Inception (May 13, 2013) Through December 31, 2013

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

Organization

Bourbon Brothers Holding Company, LLC (“BBHCLLC”) is a Colorado, limited liability company (“LLC”) formed on May 13, 2013, for the purpose of developing and managing all aspects and operating units related to a recently developed “Bourbon Brothers” brand.  BBHCLLC intends to provide its service offerings through subsidiaries that have recently been formed, or are to be formed, and which are discussed below. As an LLC, profits and losses are allocated to each member in accordance with the operating agreement. Each member’s liability is limited to its respective capital contributions, except as otherwise required by law.

The following 100%-owned subsidiaries of BBHCLLC, (collectively referred to as the “Company”) were formed as Colorado LLCs in April 2013, and all have a December 31 fiscal year end:

Bourbon Brothers Holding Company, LLC (“BBHCLLC”) - The umbrella management company for all business units to encompass the executive management of all aspects of the brand.  All components of the brand were licensed from Bourbon Brothers, LLC (“BBLLC”), a separately owned entity from whom the licenses were contracted, with the exception of the architectural intellectual property of the restaurant concept.

Bourbon Brothers Restaurant Group, LLC (“BBRG”) – Owns the corporate owned stores to encompass several Bourbon Brothers brands.

BBRG owns Bourbon Brothers Southern Kitchen Colorado Springs, LLC (“BBSK” f/k/a Bourbon Brothers Smokehouse and Tavern Colorado Springs, LLC). BBSK has signed a ten-year renewable lease for a restaurant location and building at a combined monthly rental rate of approximately $32,000 per month with BBLLC, whose founders are also the same founders of BBHCLLC.  This first location sets the standard for the brand and establishes a premium location in the setting of a southern, farm-house estate accompanied by a traditional distillery.

BBRG also owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC (“BBSF”).  BBSF is in negotiations to sign a lease at a combined rental rate from a related party, Bourbon Brothers #14, LLC.

Bourbon Brothers Franchise, LLC (“BBF”) - Serves as the franchisor for Bourbon Brothers and is to provide franchise opportunities for Bourbon Brothers Southern Kitchen restaurants.  The suite of management and services that may be made available to franchisee investors include: real estate, restaurant management, and franchise royalties and services.

Bourbon Brothers Brand, LLC (“BBB”) - Manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company's core brand.  It is not anticipated that BBB will directly develop these products, but rather that it will establish joint ventures to leverage the brand in partnership with premium providers of the complementary products. BBB may establish marketing, e-commerce, catalog sales and distribution capabilities to provide for sale of the products through the Company's stores and channels.

All components of the brand have been licensed from BBLLC, a related party entity, with the exception of architectural intellectual property (Note 3). The founding members of BBLLC are also the founding members of BBHCLLC and were issued an aggregate of 10,000,000 Class A Voting Units in BBHCLLC per their pro-rata ownership in BBLLC (Note 6).

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
Consolidated Financial Statements
Period from Inception (May 13, 2013) Through December 31, 2013

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS (CONTINUED)

Robert B. Mudd is the sole Manager of BBHCLLC and its subsidiaries.

Basis of Presentation

Since inception through December 31, 2013, the Company has devoted all of its efforts to establishing its business. As a result, the Company is considered to be a development stage enterprise.

Management's Plans

The Company reported a net loss of approximately $994,600 for the period from inception (May 13, 2013) through December 31, 2013.  The Company has a limited operating history, and the Company cannot provide any assurance it will be able to raise sufficient funds through future issuances of debt or equity to carry out its business plan.

In May 2013, the Company initiated an offering of Class B non-voting member units to accredited investors at $0.25 per unit, of which $2,438,400 was raised through January 17, 2014.  The Company opened its first restaurant location in Colorado Springs, Colorado, on January 27, 2014. The first location sets the standard for the brand, to be emulated by each of the extension subsidiaries.

In addition, on January 22, 2014, the Company was acquired by Bourbon Brothers Holding Corporation (“BBHC”)  (Note 7).

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
Consolidated Financial Statements
Period from Inception (May 13, 2013) Through December 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions are eliminated in consolidation.

Accounting guidance provides a framework for determining whether an entity should be considered a variable interest entity (VIE), and if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company determines that it does have a variable interest in the entity, it must perform an analysis to determine whether it represents the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of the VIE, it is required to consolidate the assets, liabilities and results of operations and cash flows of the VIE into the consolidated financial statements of the Company.

A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has concluded that there are no VIE’s subject to consolidation at December 31, 2013. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s consolidated financial statements.

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

Fair Value Measurements

The carrying values of cash and accounts payable approximate fair value due to their short maturities.  The carrying amount of receivables from related parties are not practicable to estimate based on the related party nature of the underlying transactions.

Pre-opening Costs

Pre-opening costs, such as travel, employee payroll and related training costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also may include non-cash rental costs under operating leases incurred during a construction period.

Property and Equipment

In conjunction with the Company’s planned restaurants, the Company has capitalized certain leasehold improvements, as well as equipment the Company has purchased. Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management will consider such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management will base this assessment

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
Consolidated Financial Statements
Period from Inception (May 13, 2013) Through December 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (Continued)

upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is to be performed on a restaurant-by-restaurant basis and is to include other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge will be recorded to reduce the carrying value of the restaurant assets to their fair value.

Leasehold improvements are to be stated at cost. Property and equipment costs directly associated with the acquisition, development and construction of a restaurant are to be capitalized. Expenditures for minor replacements, maintenance and repairs are to be expensed as incurred. Depreciation is to be calculated using the straight-line method over the estimated useful lives of the assets, and leasehold improvements are to be amortized over the shorter of the lease term or the estimated useful lives of the assets. Property and equipment are not depreciated/amortized until placed in service. Upon retirement or disposal of assets, the accounts will be relieved of cost and accumulated depreciation and the related gain or loss will be reflected in earnings.

 Leases and Deferred Rent

The Company intends to lease some of its restaurant properties (Note 4), and on May 29, 2013, the Company entered into an agreement to lease a restaurant in Colorado Springs, Colorado. The lease terms became effective when the Company took possession of the restaurant property on January 11, 2014. For leases that contain rent escalation clauses, the Company will record the total rent payable during the lease term and recognize expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent will be recorded as deferred rent.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $55,200 for the period from inception (May 13, 2013) through December 31, 2013.

Equity-Based Compensation

The Company recognizes the cost of services received in exchange for an award of equity instruments in the financial statements, which is measured based on the grant date fair value of the award. Equity-based compensation expense is recognized over the period of service in exchange for the award (generally the vesting period). The Company estimates the fair value of each unit option at the grant date by using an option pricing model, typically the Black-Scholes model.

Income Taxes

The Company and its subsidiaries are limited liability companies (“LLC’s”). As an LLC, management believes that these companies are not subject to income taxes, and such taxes are the responsibility of the respective members.

The Company assesses the likelihood of the financial statement effect of a tax position that should be recognized when it is more likely than not that the position will be sustained upon examination by a taxing authority based on the technical merits of the tax position, circumstances, and information available as of the reporting date.  All tax years remain open and subject to U.S. Federal tax examination.  Management does not believe that there are any current tax positions that would result in an asset or liability for taxes being recognized in the accompanying consolidated financial statements.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
Consolidated Financial Statements
Period from Inception (May 13, 2013) Through December 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued.  Management has not identified any recently issued accounting standards that it believes will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2013, property and equipment consists of the following:

		Useful lives
Leasehold improvements	$27,728	3-10 years
Website development	1,500	3 years
Equipment	559,708	3-7 years
Computers and hardware	46,149	5 years
	635,085
Less accumulated depreciation	(2,554)
	$632,531

Depreciation expense for the period ended December 31, 2013 was $2,554, and was related soley to equipment placed in service.  The Company’s Colorado Springs-based restaurant opened in late January 2014, for which the Company began depreciating such assets at that time.

NOTE 4 – RELATED PARTY TRANSACTIONS

License agreement

The Company licenses the rights to the trademark “Bourbon Brothers” and certain intellectual property, as defined, from a related party, BBLLC, for the use in the Company’s business operations. BBLLC has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other considerations.

Lease agreement

On May 29, 2013, the Company entered into a 10-year lease with BBLLC for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises, on January 11, 2014.  Initial monthly rent is approximately $32,000 per month for the first 60 months, and thereafter subject to adjustment every 60 months.  Any increase on a yearly basis will equal 11% of the construction costs in excess of $2,000,000.

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalting up to $6,000 per month in year 6.

Other

BBLLC provided a short-term non-interest bearing working capital loan of $50,000 to BBHCLLC on May 23, 2013, which was repaid in full in July 2013.

In connection with services provided to the Company, the Company issued 400,000 Class B non-voting member units valued at $100,000 ($0.25 per unit) during the period from inception (May 13, 2013) through December 31, 2013 to a related party, whose owners also hold Class A member units in the Company.

On August 1, 2013, the Company entered into an unsecured promissory note with BBHC for up to $200,000 with a maturity date of February 1, 2014, which was subsequently increased up to a $250,000 limit. BBHC received draws totaling $204,900 through December 31, 2013. The note has a 5% interest rate which compounds monthly and is due on the maturity date of the note. The note includes terms in case of default in which the loan maybe converted to common stock of BBHC by the note holder at no less than $0.10 a share. The note and unpaid interest was extinguished on the date the Company and BBHC successfully closed the BB Transaction on January 22, 2014. This balance has been represented as a component of members’ equity at December 31, 2013.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
Consolidated Financial Statements
Period from Inception (May 13, 2013) Through December 31, 2013

NOTE 5 – COMMITMENTS

Supplier agreement

The Company has contracted with a supplier to design the kitchen and provide equipment for the restaurant in Colorado Springs, Colorado.  This contract was paid in full as the Company paid approximately $325,800 as of December 31, 2013, to complete the contract.

NOTE 6 – EQUITY

Member Units

At the date of organization (May 13, 2013), the Company authorized the issuance of up to 10,000,000 units of Class A voting member units. The founding members of BBHCLLC were issued an aggregate of 10,000,000 Class A voting member units in BBHCLLC per their pro-rata ownership in BBLLC.  Other than the distinction between Class A voting and Class B non-voting member units, all member units shall have identical rights.

In connection with the Company’s 2013 private placement offering for Class B non-voting member units at $0.25 per unit that began in May 2013, 9,067,600 units were issued at $0.25 per unit for cash of $2,266,900 during the period from inception (May 31, 2013) through December 31, 2013.  Subsequent to December 31, 2013, the Company has issued 696,000 units for cash proceeds of $174,000.

Equity Option Plan

The Company has adopted the 2013 Equity Option Plan (the “Plan”). Under the Plan, the Company may grant Class B non-voting membership interest units to any employees, managers, consultants, vendors and strategic partners of the Company. A total of one million Class B Units may be issued under the Plan (which number is subject to adjustment as described in the Plan). The purpose of the Plan is to provide financial incentives for selected employees, managers, consultants, vendors and strategic partners of the Company, thereby promoting the long-term growth and financial success of the Company. The Company estimates the fair value of the unit-based awards on the date of grant using the Black-Scholes option-pricing model.  Using the Black-Scholes model, the value of the award that is ultimately expected to vest is recognized over the requisite service period in the statement of operations.  Option forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company attributes compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of unit-based payment awards on the date of grant is affected by the following variables and assumptions:

•
Estimated option term-since there is no historical experience with existing option holders, the Company utilizes the simplified method of determining the option term by dividing the sum of the contractual term and vesting term by two;

•	Estimated dividend rates-based on historical and anticipated dividends over the estimated life of the option;
•	Risk-free interest rates-with maturities that approximate the expected life of the options granted; and
•
Estimated unit price volatility-calculated over the expected life of the options granted, which is calculated based on the historical price volatility of publicly-traded companies that operate in a similar industry to that of the Company.

The Company utilized assumptions in the estimation of the fair value of unit options granted for the period from inception (May 13, 2013) through December 31, 2013 as follows: estimated option term of 3 to 5 years; estimated dividend rate of 0%; estimated risk-free interest rate of 0.79% to 1.75%; and estimated unit price volatility of 105%.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
Consolidated Financial Statements
Period from Inception (May 13, 2013) Through December 31, 2013

NOTE 6 – EQUITY (CONTINUED)

Equity Option Plan (Continued)

The following is a summary of equity option activity:

			Weighted
		Weighted	Average
	Units	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life
Outstanding at Inception	-	$-	-
Granted	1,190,000	0.0005	4.5
Exercised	(380,000)	0.0005	5
Terminated	-	-	-
Outstanding at December 31, 2013	810,000	$0.0005	4.5

A summary of the status of the Company’s non-vested unit options for the period ended December 31, 2013, is as follows:

		Weighted
	Number	average
	of	grant date
	Options	fair value
Non-vested options outstanding at Inception	-	$-
Granted	1,190,000	0.25
Vested	(380,000)	0.25
Forfeited	-	-
Non-vested options outstanding at December 31, 2013	810,000	$0.25

In May 2013, the Company granted certain employees of the Company equity options to purchase an aggregate of 130,000 Class B non-voting member units.  These units were granted with a five-year term exercisable at approximately $0.0005 per unit with 43,336 units vesting immediately and the remaining units to vest over two, one year tranches.  The Company amended the term of these options in July 2013 in which all units vested immediately.  All of the 130,000 options were exercised by September 6, 2013.  Unit option expenses of approximately $32,440 were recorded for the period ended December 31, 2013.

In June 2013, the Company retained an individual to construct and lead the Company’s advisory board. This individual was granted an aggregate of 50,000 Class B non-voting member units that will vest in June 2014. These units were granted with a two-year term exercisable at approximately $0.0005 per unit.  In order for the options to vest, this individual must remain as the Chairman of the BBHCLLC Advisory board whose placement in that role is at the sole discretion of the manager of the Company.

In August 2013, the Company granted certain members of the management team equity options to purchase an aggregate of 800,000 Class B non-voting member units.  These units were granted with a five-year term exercisable at approximately $0.0005 per unit with 200,000 units vesting immediately and the remaining units to vest evenly over the next four years.  Of these options, 200,000 units were exercised by December 31, 2013.

BOURBON BROTHERS HOLDING COMPANY, LLC
(A Development Stage Company)
Consolidated Financial Statements
Period from Inception (May 13, 2013) Through December 31, 2013

NOTE 6 – EQUITY (CONTINUED)

Unit Option Plan (Continued)

On September 1, 2013, the Company retained an individual to advertise and promote the Company.  This individual was granted an aggregate of 600,000 Class B non-voting warrants that vested immediately.  These units were granted with a three-year term exercisable at approximately $0.0005 per unit.  None of these warrants were exercised by December 31, 2013.  The Company used the contractual term of the warrant, a risk free interest rate of .79% and a volatility of 105%. Approximately $49,900 has been recognized as equity-based compensation for the period ended December 31, 2013.  The remaining prepaid balance of approximately $99,805 recorded at December 31, 2013, is to be expensed through the remaining eight months of the vesting period in 2014.

In September 2013, the Company granted 50,000 options to purchase 50,000 Class B non-voting member units. These units were granted with a five-year term exercisable at approximately $0.0005 per unit with all units vesting immediately. All options were exercised by December 31, 2013.

In October 2013, the Company retained an individual to lead the Colorado Springs restaurant location.  This individual was granted an aggregate of 150,000 Class B non-voting member units that vest evenly over three years beginning in October 2014.  These units were granted with a five year term exercisable at approximately $0.25 per unit.

Stock-based compensation expenses was $168,949 for the period ended December 31, 2013. The Company has unrecognized expenses relating to non-vesting options that are expected to vest of $177,887 which have a weighted average life of less than three years.

NOTE 7 – SUBSEQUENT EVENTS

On January 22, 2014, the Company was acquired by Bourbon Brothers Holding Corporation, formerly Smokin Concepts Development Corporation (BBHC). BBHC is a publicly-traded, Colorado corporation which owns and operates a Denver-based Southern Hospitality restaurant.  The principles of BBHCLLC were also, at various times, on the board of directors of the Company, and therefore BBHCLLC is considered to be a related party.

BBSK opened on January 27, 2014, and is the Company’s first operating Southern Kitchen restaurant.

The Company evaluated all other subsequent events through March 19, 2014, the date the consolidated financial statements were available to be issued.

BOURBON BROTHERS HOLDING CORPORATION
UNAUDITED PRO FORMA FINANCIAL INFORMATION

The accompanying unaudited pro forma balance sheet as of December 31, 2013, gives effect to the BB Transaction as if it had been consummated on December 31, 2013. The unaudited pro forma statements of operations for the year ended December 31, 2013, gives effect to the transaction as if it had been consummated at the beginning of the periods presented.

The unaudited pro forma financial information should be read in conjunction with the historical financial statements of BBHC as well as those of BBHCLLC. The unaudited pro forma statement of operations does not purport to be indicative of the results of operations that would have actually been obtained had such transactions been completed as of the assumed dates and for the period presented, or which may be obtained in the future. The pro forma adjustments are described in the accompanying notes and are based upon available information and certain assumptions that BBHC believes are reasonable.

BOURBON BROTHERS HOLDING CORPORATION
PROFORMA BALANCE SHEET
(UNAUDITED)
AS OF DECEMBER 31, 2013

	Bourbon Brothers	Bourbon Brothers		Proforma		Proforma
	Holding Corp.	Holding Co., LLC	Total	Adjustments		Total
	(Historical)	(Historical)
Assets
Current assets:
Cash and cash equivalents	$13,611	$821,073	$834,684	$-		$834,684
Prepaid expenses and other	5,459	99,805	105,264	-		105,264
Inventory	31,559	-	31,559	-		31,559
Total current assets	50,629	920,878	971,507	-		971,507

Deposit	18,034	5,804	23,838	-		23,838
Intangible asset	45,625	-	45,625	-		45,625
Property and equipment, net	2,443,575	632,531	3,076,106	-		3,076,106
Total assets	$2,557,863	$1,559,213	$4,117,076	$-		$4,117,076

Liabilities and equity
Current liabilities:
Accounts payable	$81,015	$41,301	$122,316	-		$122,316
Related party payable	-	-	-	-		-
Accrued expenses	78,568	76,548	155,116	-		155,116
Related party note payable	204,877		204,877	(204,877)	B	-
Note payable and accrued interest	211,614	-	211,614	-		211,614
Convertible notes payable and accrued interest	60,000	-	60,000	-		60,000
Total current liabilities	636,074	117,849	753,923	(204,877)		549,046

Deferred rent	234,900	-	234,900	(234,900)	B	-
Convertible notes payable and accrued interest	532,844	-	532,844	-		532,844
Total liabilities	1,403,818	117,849	1,521,667	(439,777)		1,081,890

Equity
Preferred stock	-	-	-	1,273,995		1,273,995
Common stock	4,925,860	-	4,925,860	(2,350,241)	A	2,575,619
Additional paid-in capital	1,086,609	-	1,086,609	(1,086,609)	A	-
Class A voting	-	5,000	5,000	(5,000)	A	-
Class B non-voting	-	2,635,844	2,635,844	(2,635,844)	A	-
Contribution to related party	-	(204,877)	(204,877)	204,877	B	-
Accumulated deficit	(5,297,742)	(994,603)	(6,292,345)	5,038,598	A,B	(1,253,747)
Total equity before non-controlling interest	714,727	1,441,364	2,156,091	439,777		2,595,864
Noncontrolling interest	439,318	-	439,318	-		439,318
Total equity	1,154,045	1,441,364	2,595,409	439,777		3,035,186
Total liabilities and equity	$2,557,863	$1,559,213	$4,117,076	-		$4,117,076

BOURBON BROTHERS HOLDING CORPORATION
PROFORMA STATEMENT OF OPERATIONS
(UNAUDITED)

		Inception
	Year	(May 13, 2013)
	Ended	Through
	December 31, 2013	December 31, 2013

	Bourbon Brothers Holding Corp.	Bourbon Brothers Holding Co., LLC	Total	Proforma Adjustments		Proforma Total
	(Historical)	(Historical)

Revenue	$2,098,925	$-	$2,098,925	$-		$2,098,925
Operating expenses:
Restaurant operating costs	2,321,817	-	2,321,817	-		2,321,817
General and administrative	1,213,751	836,868	2,050,619	-		2,050,619
Related party expenses	409,388	100,000	509,388	-		509,388
Selling and marketing	18,974	55,181	74,155	-		74,155
Depreciation and amortization	250,757	2,554	253,311	-		253,311
Impairment of franchise fees	250,000	-	250,000	-		250,000
Total operating expenses	4,464,687	994,603	5,459,290	-		5,459,290

Loss from operations	(2,365,762)	(994,603)	(3,360,365)	-		(3,360,365)

Other income (expense):
Interest income	-	-	-	-		-
Interest expense	(515,680)	-	(515,680)	-		(515,680)
Total other income (expense)	(515,680)	-	(515,680)	-		(515,680)

Net loss	$(2,881,442)	$(994,603)	$(3,876,045)	$-		$(3,876,045)

Net loss attributable to noncontrolling interest	$(318,595)	$-	$(318,595)	$-		$(318,595)

Net loss attributable to BBHC	(2,562,847)	(994,603)	(3,557,450)	-		(3,557,450)

Net loss	$(2,881,442)	$(994,603)	$(3,876,045)	$-		$(3,876,045)

Net loss per share-basic and diluted	$(0.29)			$-		$(0.12)

Weighted average number of common shares
outstanding - basic and diluted	8,882,809			20,274,193	A	29,157,002

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED PRO FORMA FINANCIAL STATEMENTS

The following adjustments are made to the accompanying pro forma balance sheet and statement of operations:

(A)
This entry is to reflect that BBHC will issue common stock to BBHCLLC Class B Non-Voting members and Series A Convertible Preferred stock to the BBHCLLC Class A Voting members in exchange for all of their ownership interests in BBHCLLC. The number of shares issued in the accompanying pro forma financial statements of operations is calculated at the beginning of each of the periods presented to reflect that BBHCLLC members are to receive approximately 80% of the combined entity's shares. The actual number of shares issued, upon the closing of the BB Transaction, will be based on the number of BBHCLLC units outstanding at that date and will be different than the number of shares utilized in the pro forma calculations.

(B)
This entry is to reflect the accounting for a common control transaction in a manner similar to a pooling of interests.  The company will record deferred rent starting for the BB Transaction date in the post-transaction period based on the terms of the lease.