Form 10-Q
period 2014-03-31
Bourbon Brothers Holding Corp
filed 2014-05-15
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

There were 44,241,249 shares of the issuer's common stock, no par value, outstanding as of May 15, 2014.

BOURBON BROTHERS HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2014

BOURBON BROTHERS HOLDING CORPORATION
  CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$283,787	$13,611
Prepaid expenses and other	163,688	5,459
Inventory	65,939	31,559
Total current assets	513,414	50,629

Deposits	55,912	18,034
Intangible asset, net	44,375	45,625
Property and equipment, net	3,163,958	2,443,575
Total assets	$3,777,659	$2,557,863

Liabilities and equity
Current liabilities:
Accounts payable	$144,547	$81,015
Accrued expenses	210,176	78,568
Related party note payable	-	204,877
Note payable and accrued interest	211,458	211,614
Convertible notes payable and accrued interest, current portion	60,000	60,000
Total current liabilities	626,181	636,074

Deferred rent	248,309	234,900
Convertible notes payable and accrued interest, net of current portion,
(net of $283,595 (2014) and $295,872 (2013) discount)	543,388	532,844
Total liabilities	1,417,878	1,403,818

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 18,242,700
Issued and outstanding Series A shares - 4,884,859 (2014) and none (2013)	248,994	-
Common stock - no par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 43,841,241 (2014) and 9,629,220 (2013)	6,930,173	4,925,860
Additional paid-in capital	1,141,183	1,086,609
Accumulated deficit	(6,309,748)	(5,297,742)
Total Bourbon Brothers Holding Corporation ("BBHC") equity	2,010,602	714,727
Noncontrolling interest	349,179	439,318
Total equity	2,359,781	1,154,045
Total liabilities and equity	$3,777,659	$2,557,863

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended
	March 31,
	2014	2013

Revenue	$1,269,888	$333,557
Operating expenses:
Restaurant operating costs (exclusive of depreciation and amortizaton below)	1,345,822	415,702
General and administrative	808,374	507,328
Related party management services	-	117,438
Selling and marketing	90,527	2,097
Depreciation and amortization	100,531	29,124
Total operating expenses	2,345,254	1,071,689

Loss from operations	(1,075,366)	(738,132)

Other expense:
Interest expense	(26,779)	(409,276)

Net loss	$(1,102,145)	$(1,147,408)

Net loss attributable to noncontrolling interest	$(90,139)	$(140,081)

Net loss attributable to BBHC	(1,012,006)	(1,007,327)

Net loss	$(1,102,145)	$(1,147,408)

Basic and diluted net loss per share attributable to BBHC common shareholders	$(0.03)	$(0.13)

Weighted average number of common shares outstanding - basic and diluted	29,284,268	7,479,046

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Net cash provided by (used in) operating activities	$210,036	$(719,530)
Cash flows from investing activities
Purchase of property and equipment	(214,860)	(1,043,126)
Net cash used in investing activities	(214,860)	(1,043,126)
Cash flows from financing activities
Sale of common stock	275,000	843,512
Net cash provided by financing activities	275,000	843,512
Net increase (decrease) in cash and cash equivalents	270,176	(919,144)
Cash and cash equivalents, beginning	13,611	962,331
Cash and cash equivalents, ending	$283,787	$43,187
Supplemental disclosure of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$-	$830,984
Property and equipment recorded in exchange for accounts payable	$-	$100,000
Acquisition of BBHCLLC in exchange for preferred and common stock	$1,658,612	$-

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2014
(Unaudited)

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances January 1, 2014	9,629,220	$4,925,860	-	$-	$1,086,609	$(5,297,742)	$439,318	$1,154,045
Issuance of common stock for cash	550,000	275,000	-	-	-	-	-	275,000
Acquisition of BBHCLLC for common and preferred shares	20,274,193	1,033,429	18,242,687	929,878	-	-	-	1,963,307
Stock issued for services	30,000	15,000	-	-	-	-	-	15,000
Conversion of preferred shares to common	13,357,828	680,884	(13,357,828)	(680,884)	-	-	-	-
Stock-based compensation	-	-	-	-	54,574	-	-	54,574
Net loss	-	-	-	-	-	(1,012,006)	(90,139)	(1,102,145)
Balances, March 31, 2014	43,841,241	$6,930,173	4,884,859	$248,994	$1,141,183	$(6,309,748)	$349,179	$2,359,781

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, RECENT EVENTS, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS

Organization and Recent Events

Bourbon Brothers Holding Corporation (“BBHC” or the “Company”) is a Colorado corporation. The Company, on January 22, 2014, with approval of a majority of the Company’s shareholders, changed its name from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation.

The Company’s subsidiary, Southern Hospitality Franchisee Holding Corporation (“SH”) entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. As of March 31, 2014, and December 31, 2013, SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a director of the Company is a 22% non-controlling interest holder.

On September 30, 2013, the Company entered into an Acquisition Agreement with Bourbon Brothers Holding Company, LLC (“BBHCLLC”) to acquire all of the equity interests in BBHCLLC and its subsidiaries (the “BB Transaction”). BBHCLLC is a Colorado limited liability company (“LLC”) formed in May 2013, for the purpose of developing and managing all aspects of operating units related to a recently developed “Bourbon Brothers” brand.  The principles of BBHCLLC were also, at various times, on the board of directors of the Company, and therefore BBHCLLC is considered to be a related party.  As of December 31, 2013, BBHCLLC was a development stage company. BBHCLLC’s subsidiaries (all LLCs formed in April 2013) include Bourbon Brothers Restaurant Group, LLC (“BBRG”), Bourbon Brothers Franchise, LLC (“BBF”) and Bourbon Brothers Brand, LLC (“BBB”). BBRG owns the stores to encompass several Bourbon Brothers brands, and owns Bourbon Brothers Southern Kitchen Colorado Springs, LLC (“BBSK”), which opened its first restaurant in January 2014, and for which BBSK is 51% owned by BBRG as of the date of the BB Transaction.. BBRG also owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC (“BBSF”). BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company’s core brand.

On January 22, 2014, the Company and BBHCLLC closed on the BB Transaction. On that date, the Company issued 20,274,193 shares of common stock to BBHCLLC Class B Non-Voting members and 18,242,687 shares of Series A Convertible Preferred Stock to BBHCLLC Class A Voting members. All outstanding options and warrants to acquire BBHCLLC units were assumed by the Company, applying a 1.82427 conversion ratio. The acquisition of BBHCLLC was accounted for using the purchase method of accounting. The purchase price was allocated among the assets acquired and liabilities assumed at their estimated fair values, which management believes approximates the net book value of the assets and liabilities.

The purchase price allocation is preliminary and subject to change, as a final analysis and review of all underlying assumptions and calculations used in the determination of the purchase price and the allocation, especially in consideration of the related party nature of the underlying transaction, has not yet been completed.  The following table summarizes the estimated fair values of BBHCLLC’s assets and liabilities acquired at the acquisition date (January 22, 2014):

Cash	$869,907
Property and equipment	957,705
Other assets	270,955
Accounts payable and accrued expenses	(135,260)
Purchase price (estimated fair value of common and preferred shares issued)	$1,963,307

The pro forma effects on the Company’s consolidated results of operations for the quarter ended March 31, 2014, as if the acquisition had occurred on January 1, 2014, are not material.  As BBHCLLC was not formed until May 2013, there are no pro forma effects of the acquisition related to the quarter ended March 31, 2013.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, RECENT EVENTS, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

Basis of Presentation

Since inception through February 20, 2013, the Company devoted substantially all of its efforts to establishing its business.  The Company’s planned principal operations commenced on February 21, 2013, with the opening of the Southern Hospitality Denver restaurant.  As a result, the Company was no longer considered to be a development stage enterprise as of February 21, 2013.

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Amounts as of December 31, 2013, are derived from those audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, which has previously been filed with the SEC.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2014, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $1.1 million for each of the three-month periods ended March 31, 2014 and 2013, and has an accumulated deficit of approximately $6.3 million at March 31, 2014. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its Denver and Colorado Springs restaurants.  The Company has also been focused on completing the BB Transaction with BBHCLLC, which occurred in January 2014.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

Management’s Plans (Continued)

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidated.

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

The Company has concluded that there are no VIE’s subject to consolidation at March 31, 2014. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s consolidated financial statements.

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of March 31, 2014.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their interest rates and/or  short-term maturities.  The carrying amounts of related party payables are not practicable to estimate based on the related party nature of the underlying transaction.

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities, and are reported in equity. From inception through March 31, 2014, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash, of which nil and $225,980 was contributed during the periods ended March 31, 2014 and December 31, 2013, respectively.

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property and equipment, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the undiscounted cash flows of the asset and whether or not that difference is recoverable. Such assessment is to be performed on a restaurant-by-restaurant basis and is to include other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value.

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

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for the restaurant in Denver, Colorado; the Company is also a party to a ten-year lease for its restaurant in Colorado Springs, Colorado, which commenced in January 2014. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on the Denver and Colorado Springs leases in the amount of $55,912 are recorded as of March 31, 2014.  Deferred rent also includes a tenant improvement allowance the Company received for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $90,500 and $2,100, for the three months  ended March 31, 2014 and 2013, respectively.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

Many of the Company’s subsidiaries are limited liability companies (“LLC’s”) and are treated for tax purposes as pass-through entities. As a result, any taxes are the responsibility of the respective members.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or the notes payable converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 6,235,226 and 1,869,711 for the periods ended March 31, 2014 and 2013, respectively, have been excluded from the calculation of diluted net loss per common share.

Recently Issued Accounting Standards

The Company reviews new accounting standards as issued.  Management has not identified any recently issued accounting standards that it believes will have a significant impact on the Company’s consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 3 – INTANGIBLE ASSETS

In 2011, the Company paid $300,000 for the non-exclusive rights and license to use the Southern Hospitality system and Southern Hospitality licensed marks in connection with the operation of ten restaurants to be owned and operated by the Company under franchise and related area development agreements.  These costs were allocable to each planned restaurant.

In September 2013, the Company terminated the Area Developer Agreement (“ADA”) with the Franchisor. As a result of the termination of the ADA, the Company determined this event impaired the intangible asset, and a resulting impairment expense was recorded in the year ended December 31, 2013, of $250,000.  The intangible asset at March 31, 2014, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $5,625).

Amortization began in February 2013 with the opening of the Company’s Denver-based restaurant, with amortization expense of $1,250 recorded for the three months ended March 31, 2014. Amortization expense for the next five years is estimated to be as follows:

2014 (remaining nine months)	$3,750
2015	5,000
2016	5,000
2017	5,000
2018	5,000
Thereafter	20,625
$44,375

The Company licenses the rights to the trademark “Bourbon Brothers” and certain intellectual property, as defined, from a related party, Bourbon Brothers LLC (“BBLLC), for the use in the Company’s business operations. BBLLC has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten-year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other considerations.

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2014 and December 31, 2013, property and equipment consists of the following:

	March 31,	December 31,
	2014	2013	Useful lives
Leasehold improvements	$2,153,326	$2,146,322	3-10 years
Website development	21,500	13,500	3 years
Equipment	1,223,954	478,194	3-7 years
Computers and hardware	114,389	52,742	5 years
	3,513,169	2,690,758
Less accumulated depreciation	(349,211)	(247,183)
	$3,163,958	$2,443,575

The Company’s first Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.   The Company’s Colorado Springs-based restaurant opened in late January 2014, for which the Company began depreciating such assets.  Depreciation expense for the three months ended March 31, 2014 and 2013 was approximately $99,300 and $28,500, respectively.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

By their original terms, the Notes and accrued interest became convertible, at the option of the holder, upon the Company’s common stock becoming publicly traded on November 13, 2012. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes related to the intrinsic value of the conversion feature before the Company’s stock became public. At March 31, 2014, the discount was approximately $283,500. The Company recorded the beneficial conversion feature as a discount to the note and is amortizing the amount to interest over the term of the notes.  Approximately $12,000 has been amortized for the three months ended March 31, 2014. There were no notes or accrued interest converted into common shares during the three months ended March 31, 2014.

Promissory Note:

The Company issued a promissory note with an aggregate face amount of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock in 2013. This note bears interest at 5% per annum, is unsecured, and has a maturity date which is concurrent with the date that the current common stock offering closes. The holder of the note received additional consideration in the form of a fully vested stock warrant for the purchase of 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note. The Company determined the relative fair value of the warrant to be approximately $44,000, which has been recorded as a discount to the note payable and was amortized over approximately three months.

Related Party Promissory Note:

On August 1, 2013, the Company entered into an unsecured promissory note with BBHCLLC. The note was for $249,301 (a balance of $204,877 at December 31, 2013) with a maturity date of February 1, 2014. The note included a 5% annual interest rate and terms in case of default in which the loan could have been converted into common stock of the Company by the note holder at no less than $0.10 a share. The note and unpaid interest were extinguished on the date the Company and BBHCLLC successfully closed the BB Transaction.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

For the three months ended March 31, 2014 and 2013, the Company incurred franchise royalty expense of $14,300 and $12,200, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $50,000 and $48,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company has a 10-year lease with Bourbon Brothers, LLC (“BBLLC”), a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises, on January 11, 2014.  Rent is approximately $32,000 per month for the first 60 months, and thereafter subject to adjustment every 60 months.  Any increase on a yearly basis will equal 11% of the construction costs in excess of $2,000,000.  A long-term deposit on the lease in the amount of $32,083 is recorded as of March 31, 2014. Related party lease expense was $85,295 for the three months ended March 31, 2014. Subsequent to March 31, 2014, the Company issued 400,000 shares of common stock for $200,000.

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year 6.  A long-term deposit in the amount of $5,794 is recorded as of March 31, 2014.

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party (Note 8), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately $0 and $14,300 for the three months ended March 31, 2014 and 2013, respectively.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

 BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

 NOTE 7 – EQUITY

Preferred stock:

The Company authorized the issuance of up to 18,242,700 shares of Series A convertible preferred stock in January 2014, of which 18,242,687 shares were issued on January 22, 2014. On March 1, 2014, the holders of 13,357,828 Series A preferred shares elected to convert their Series A preferred stock into shares of the Company’s common stock at a ratio of one to one.  These Series A preferred shares were then subsequently cancelled.  As of March 31, 2014, 4,884,859 Series A convertible preferred shares remain issued and outstanding.

Each share of Series A convertible preferred is entitled to 25 votes and is convertible into shares of common stock on a one-for-one basis.  Other rights of the Series A convertible preferred are identical to the common stock rights.

Common stock:

In connection with the Company’s 2014 private placement offering to raise $3,000,000 for 6,000,000 shares at $0.50 per share that began in March 2014, 550,000 shares have been issued for proceeds of $275,000 through March 31, 2014. Subseqent to March 31, 2014, the Company issued 400,000 shares of common stock for $200,000.

In connection with services provided to the Company, the Company issued 30,000 common shares valued at $15,000 ($0.50 per share) during the three months ended March 31, 2014.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the “Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 3 million shares of common stock may be issued under the Plan (as amended on January 22, 2014).

In 2012, the Company granted stock options to the Company’s CEO to purchase an aggregate of 660,368 shares of common stock.   The Company’s CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining shares vesting upon the achievement of the performance objectives determined by management, as defined.  During the three months ended March 31, 2013, the CEO exercised the vested options for $995. In March 2013, the board of directors modified the stock option agreement, revising the vesting conditions of the agreement from performance objectives to a service condition.  Under the revised agreement, 264,149 shares vest in March 2014, and the remaining 330,184 shares vest in March 2015. The Company valued the modified options at the modification date.  Based on the Black Scholes option pricing model, the fair value of the modified share option is $1.44 per share.  In June 2013, the Company’s CEO resigned his position. In connection with his resignation, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013. The Company valued the modified options at the modification date which resulted in approximately $198,000 of stock option expense recorded during the year ended December 31, 2013.  The CEO exercised these options in a cashless exercise, and the stock certificate was held by the Company per a lock-up provision until March 2014 at which time the certificate was released by the Company.

In March 2013, the Company granted certain members of the Denver-based restaurant management team stock options to purchase an aggregate of 90,000 shares of common stock.  These options were granted with a five-year term exercisable at approximately $1.50 per share with 45,000 options vesting immediately and the remaining shares to vest one year later in March 2014.  With the departure of two of these four employees in 2013, 40,000 stock options were forfeited and 50,000 stock options remained outstanding and vested as of March 31, 2014.  None of these options were exercised by March 31, 2014.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

In March 2014, Company granted the COO options to purchase up to 300,000 shares of common stock of the Company, vesting in equal shares annually over four years, with the first tranche to be vested fully by March 1, 2015, with an exercise price of $0.50 per share with a five-year term.  In addition, this person holds options for 18,243 common shares to vest evenly over two years with the first tranche vested fully by September 30, 2014, with an exercise price of $0.14 with a five-year term. In addition, this person holds options to purchase up to 30,000 shares of common stock vesting in equal parts annually over three years with the first tranche vested fully by February 5, 2015, with an exercise price of $0.45 with a five-year term.

In January 2014, the Company granted the Chairman of the Board options to purchase up to 729,707 shares of common stock of the Company vesting evenly over four years with the first tranche to be vested fully by January 9, 2015, with an exercise price of $0.0685 per share with a five-year term.

In February and March 2014, the Company granted certain members of the Denver-based restaurant management team, Colorado Springs-based restaurant management team and the corporate staff stock options to purchase an aggregate of 210,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges approximately $0.45 to $0.55 per share with options vesting evenly in tranches over three to four years with the first tranche vesting fully in February 2015.  None of these options were exercised by March 31, 2014.

In March 2014, the Company appointed certain officers and directors of the Company.  At the same time, the CEO announced his resignation to be effective June 1, 2014.  In connection with these changes, options were granted to two directors for 100,000 common shares each with a one year vesting term and an exercise price of $0.51 per share. The CEO’s options have also been amended to have 304,854 shares of common stock to vest evenly over a three year vesting period with the first tranche to vest in August 2014 at an exercise price of approximately $0.000274 per share.

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $54,500 and $94,000 for the three months ended March 31, 2014 and 2013, respectively.  As of March 31, 2014, there was approximately $432,190 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the three months ended March 31, 2014 and 2013 was $0.20 and $0.51 per share.  The assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2014 and 2013, are as follows:

	2014	2013
Risk free interest rate	0.79%	0.79%
Expected volatility	105%	105%
Expected term	5 years	2-5 years
Expected dividend yield	0	0

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

On January 22, 2014, in connection with the BB Transaction, all BBHCLLC options were assumed applying a conversion rate of 1.82427, resulting in a total of 879,164 options granted.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

The following tables set forth the activity in the Company's Plan for the three months ended March 31, 2014:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2014	50,000	$1.50		$-
Granted	2,348,871	0.18	-	-
Exercised	-	-	-	-
Forfeited/cancelled	-	-	-	-
Outstanding at March 31, 2014	2,398,871	0.22	4.62	-
Exercisable at March 31, 2014	50,000	$1.50	3.99	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on March 31, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2014.

The following table summarizes the activity and value of non-vested options as of and for the three months ended March 31, 2014:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2014	25,000	$0.96
Granted	2,348,871	0.20
Vested	(25,000)	0.96
Forfeited/cancelled	-	-
Non-vested options outstanding at March 31, 2014	2,348,871	$0.20
Warrants:

In December 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of the Franchisor, which were the subject of an Area Development Agreement between the Franchisor and SH. The personal guarantees are still in effect for the royalty payments due to the Franchisor. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant to purchase up to 200,000 shares, per director, exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.  The Company used the contractual term of the warrant, a risk free interest rate of 0.62% and a volatility of 105%.  There are no unrecognized expenses related to the warrants.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Warrants (continued):

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

On September 1, 2013, BBHCLLC retained an individual to advertise and promote the Company. This individual was granted an aggregate of 600,000 Class B non-voting warrants that vested immediately. These units were granted with a three-year term exercisable at approximately $0.0005 per unit. None of these warrants were exercised by March 31, 2014. These units converted into warrants to purchase 1,094,562 common shares at the date of the BB Transaction.  The Company used the contractual term of the warrant, a risk free interest rate of .79% and a volatility of 105%. Approximately $37,432 has been recognized as equity-based compensation for the three months ended March 31, 2014. The remaining amount of approximately $62,380 recorded at March 31, 2014, is to be expensed through the remaining five months of the vesting period in 2014.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

Related Party Management Agreement with AMHC Managed Services (continued)

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party, on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately $0 and $12,440 for the three months ended March 31, 2014 and 2013.

In addition to the management fee and the rent discussed above, the Company paid AMMS for reimbursable expenses and payments made to third parties on behalf of the Company.  During the three months ended March 31, 2014 and 2013, the Company paid reimbursable expenses of $0 and $14,300, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three months ended March 31, 2014 and 2013;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our company.

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

Results of Operations – Three Months ended March 31, 2014 and 2013

Revenues

During the three months ended March 31, 2014, the Company generated approximately $1,270,000 and $334,000 in net revenue as the Company opened its first restaurant in Denver, Colorado, on February 21, 2013, followed by its second restaurant located in Colorado Springs, Colorado, on January 27, 2014.

Cost of Revenue – Restaurant Operating Expenses

For the three months ended March 31, 2014 and 2013, the Company’s cost of revenue was approximately $1,346,000 and $416,000.  The cost of revenue was attributable to the two restaurants, including the cost of food, alcohol, labor and other costs of the restaurant.

Cost of revenue, comprised of operating expenses at the SH Denver and BBSK Colorado Springs restaurants, includes variable expenses and fluctuates with sales volumes for expenses such as food and beverage costs, payroll and franchise fees.  Fixed expenses, such as lease expenses at both restaurant locations, are also included.

Operating Expenses – General and Administrative

For the three months ended March 31, 2014 and 2013, the Company’s operating expenses were approximately $898,900 compared to $627,000. The operating expenses in 2014 and 2013 were primarily related to expenses for preopening and ongoing operations. The Company’s largest operating expense, excluding restaurant operating expenses, during the three months ended March 31, 2014 and 2013, were its general and administrative expenses totaling approximately $808,000 and $507,000. The increase in general and administrative costs is due to preopening and ongoing expenses for both restaurant locations primarily, including recurring corporate costs (such as payroll and related expenses).  General and administrative for the three months ended March 31, 2014, also included approximately $55,000 and $94,000 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $90,500 and $2,000 in selling and marketing expenses during the three months ended March 31, 2014 and 2013. The Company anticipates that its consolidated net loss will continue for the foreseeable future due to the overall expansion of the store locations and its subsidiaries and parent company overhead.

Depreciation and Amortization

For the three months ended March 31, 2014 and 2013, the Company’s depreciation and amortization was approximately $100,500 and $29,100.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant and continued through March 2014, respectively.

Other income (expense)

For the three months ended March 31, 2014 and 2013, the Company recognized interest expense of approximately $26,800 and $409,300.  The decrease in interest expense was primarily due to the lessor amount of promissory notes outstanding in 2014 compared to 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had working capital deficiency of approximately $113,000 and had approximately $284,000 of cash, which represents a $270,000 increase in cash from December 31, 2013.  The Company’s total assets increased as of March 31, 2014, when compared to December 31, 2013, due to the acquisition with BBHCLLC and BBSK’s fixed asset additions.

As noted above, the Company incurred a net loss during the three months ended March 31, 2014, and 2013.  Further, as of March 31, 2014, the Company had an accumulated deficit of approximately $6,310,000.  The Company believes its Denver restaurant revenues (which began in February 2013) and its Colorado Springs restaurant revenues (which began in January 2014) which both are 51% owned by the Company, the overhead of the public company administration, coupled with the high cost of build out required for each restaurant under the Bourbon Brothers name, requires the Company to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis. The Company’s continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all.

The Company’s consolidated financial statements for the three months ended March 31, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.

Liabilities

The Company’s liabilities for convertible notes payable and accrued interest as of March 31, 2014, is approximately $603,000 compared to approximately $592,800 as of December 31, 2013.  Accounts payable as of March 31, 2014, is $144,500 compared to approximately $81,000 as of December 31, 2013.  This increase is due to the acquisition of BBHC and its subsidiaries.

Operating Activities

Net cash provided by operating activities was approximately $210,000 in the three months ended March 31, 2014, as compared to net cash used in operating activities of approximately $719,500 in the same period of 2013. The increase in net cash provided by operating activities in 2014 (compared to 2013) was primarily due to increases in accrued expenses and accounts payable, as well as the expansion of the business, as compared to the 2013 period.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2014, was approximately $214,900, as compared to net cash used in investing activities of approximately $1,043,020 for the three months ended March 31, 2013.  Net cash used in investing activities for both periods was primarily the result of cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2014, was approximately $275,000, compared to approximately $843,500 in the three months ended March 31, 2013.  All cash provided by financing activities in 2014 and 2013 was due from the sale of common stock.

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

In January 2014, the Company entered into a 78 month lease with an unrelated party for its corporate office. The Company will pay approximately $5,800 per month escalating up to $6,000 per month in year 6.

In January 2014, the Company entered into a 120 month lease with a related party for its Colorado Springs-based restaurant. The Company will pay $32,083 per month escalating by approximately 10% every 60 months.

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

Intangible assets

Intangible assets at March 31, 2014, represent franchise license costs for the Denver restaurant. These costs are amortized beginning with the restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

Property and Equipment

The Company began capitalizing certain leasehold improvements, as well as equipment the Company purchased in 2013 and 2014 and began depreciating the assets when the Denver-based restaurant opened in February 2013 and when the Colorado Springs-based restaurant opened in January 2014. Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Interim Chief Executive Officer and our Interim Chief Financial Officer. Based upon that evaluation, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, that our disclosure controls and procedures were not effective as of March 31, 2014.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

 Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Company’s 2014 private placement offering to raise $3,000,000 for 6,000,000 shares at $0.50 per share that began in March 2014, 550,000 shares were issued for proceeds of $275,000 during the quarter ended March 31, 2014. Subsequent to March 31, 2014, the Company issued 400,000 shares for proceeds of $200,000 through May 15, 2014.  The securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”), as amended and Rule 506(b) of the rules and regulations promulgated under the Securities Act and were offered to accredited investors and up to 35 non-accredited investors.

In connection with services provided to the Company, the Company issued 30,000 common shares valued at $15,000 during the quarter ended March 31, 2014.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

The Company authorized the issuance of up to 18,242,700 shares of Series A convertible preferred stock in January 2014, of which 18,242,687 shares were issued on January 22, 2014. As of March 1, 2014, the holders of 13,357,828 Series A preferred shares chose to convert their Series A preferred stock into shares of the Company’s common stock at a ratio of one to one.  These Series A preferred shares were then subsequently cancelled.  As of March 31, 2014, 4,884,859 Series A convertible preferred shares remain issued and outstanding.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In January 2014, the Company granted the Chairman of the Board options to purchase up to 729,707 shares of common stock of the Company vesting evenly over four years with the first tranche vested fully by January 9, 2015, with an exercise price of $0.0685 with a five-year term.  These options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In February and March 2014, the Company granted certain members of the Denver-based restaurant management team, Colorado Springs-based restaurant management team and the corporate staff stock options to purchase an aggregate of 210,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges approximately $0.45 to $0.55 per share with options vesting evenly in tranches over three to four years with the first tranche vesting fully in February 2015.   None of these options were exercised by March 31, 2014.  These options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In March 2014, the Company appointed certain officers and directors of the Company.  At the same time, the CEO announced his resignation to be effective June 1, 2014.  In connection with these changes, options were granted to two directors for 100,000 common shares each with a one year vesting term and an exercise price of $0.51.  The CEO’s options have also been amended to have 304,854 shares of common stock to vest evenly over a three year vesting period with the first tranche to vest in August 2014 at an exercise price of approximately $0.000274.  These options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS
Exhibit Number	Description

3.1.1	Amended and Restated Articles of Incorporation effective May 3, 2013.(1)
3.1.2	Amendment to Articles of Incorporation dated January 22, 2014.(2)
3.2	Bylaws, as amended May 1, 2013.(1)
10.1	Second Amendment to Acquisition Agreement by and between Smokin Concepts Development Corporation, Bourbon Brothers Holding Company, LLC and JW Roth and Robert B. Mudd, dated January 22, 2014.(3)
10.2	2012 Stock Option Plan, as amended on January 22, 2014.(2)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 30, 2013, and filed on May 3, 2013.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and filed on March 19, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 22, 2014, and filed on January 27, 2014.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOURBON BROTEHRS HODLING CORPORATION

Date: May 15, 2014	By:	/s/ Robert B. Mudd
Robert B. Mudd, CEO and President

Date: May 15, 2014	By:	/s/ Heather Atkinson
Heather Atkinson, CFO