Form 10-Q
period 2014-06-30
Bourbon Brothers Holding Corp
filed 2014-08-08
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

There were 46,048,908 shares of the issuer's common stock, no par value, outstanding as of August 8, 2014.

BOURBON BROTHERS HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

BOURBON BROTHERS HOLDING CORPORATION
  CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,710	$13,611
Prepaid expenses and other	116,858	5,459
Inventory	61,179	31,559
Total current assets	369,747	50,629

Deposits	55,912	18,034
Intangible asset, net	43,125	45,625
Property and equipment, net	3,096,348	2,443,575
Total assets	$3,565,132	$2,557,863

Liabilities and equity
Current liabilities:
Accounts payable	$149,853	$81,015
Accrued expenses	205,728	78,568
Related party note payable	-	204,877
Note payable and accrued interest	213,958	211,614
Convertible notes payable and accrued interest, current portion	60,000	60,000
Total current liabilities	629,539	636,074

Deferred rent	249,999	234,900
Convertible notes payable and accrued interest, net of current portion,
(net of $271,318 (2014) and $295,872 (2013) discount)	567,018	532,844
Total liabilities	1,446,556	1,403,818

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 18,242,700
Issued and outstanding Series A shares - 4,884,859 (2014) and none (2013)	248,994	-
Common stock - no par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 46,048,908 (2014) and 9,629,220 (2013)	7,482,473	4,925,860
Additional paid-in capital	1,207,653	1,086,609
Accumulated deficit	(7,093,309)	(5,297,742)
Total Bourbon Brothers Holding Corporation ("BBHC") equity	1,845,811	714,727
Noncontrolling interest	272,765	439,318
Total equity	2,118,576	1,154,045
Total liabilities and equity	$3,565,132	$2,557,863

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$1,428,261	$622,799	$2,698,150	$956,356
Operating expenses:
Restaurant operating costs (exclusive of depreciation and amortizaton below)	1,463,646	686,458	2,805,468	1,102,160
General and administrative	492,520	483,155	1,304,490	990,484
Related party management services	-	117,438	-	234,876
Selling and marketing	195,332	16,767	285,858	18,865
Depreciation and amortization	111,013	73,201	211,545	102,324
Total operating expenses	2,262,511	1,377,019	4,607,361	2,448,709

Loss from operations	(834,250)	(754,220)	(1,909,211)	(1,492,353)

Other expense:
Interest expense	(26,130)	(51,114)	(52,909)	(460,390)

Net loss	$(860,380)	$(805,334)	$(1,962,120)	$(1,952,743)

Net loss attributable to noncontrolling interest	$(76,415)	$(81,975)	$(166,553)	$(222,056)

Net loss attributable to BBHC	(783,965)	(723,359)	(1,795,567)	(1,730,687)

Net loss	$(860,380)	$(805,334)	$(1,962,120)	$(1,952,743)

Basic and diluted net loss per share attributable to BBHC common shareholders	$(0.02)	$(0.08)	$(0.05)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	44,634,280	8,775,011	36,992,817	8,130,422

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2014	2013
Net cash used in operating activities	$(1,263,095)	$(1,374,477)
Cash flows from investing activities
Cash acquired in acquisition	869,907	-
Purchase of property and equipment	(256,013)	(1,079,161)
Net cash provided by (used in) investing activities	613,894	(1,079,161)
Cash flows from financing activities
Proceeds from exercise of a stock option	-	4,976
Contribution to subsidiary by non-controlling interest	-	225,980
Sale of common stock	827,300	1,312,012
Proceeds from issuance of promissory note and warrant	-	200,000
Net cash provided by financing activities	827,300	1,742,968
Net increase (decrease) in cash and cash equivalents	178,099	(710,670)
Cash and cash equivalents, beginning	13,611	962,331
Cash and cash equivalents, ending	$191,710	$251,661
Supplemental disclosure of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$-	$830,984
Property and equipment recorded in exchange for accounts payable	$-	$125,000
Acquisition of BBHCLLC in exchange for preferred and common stock	$1,658,612	$-

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2014
(Unaudited)

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances January 1, 2014	9,629,220	$4,925,860	-	$-	$1,086,609	$(5,297,742)	$439,318	$1,154,045
Issuance of common stock for cash	2,757,667	827,300	-	-	-	-	-	827,300
Acquisition of BBHCLLC for common and preferred shares	20,274,193	1,033,429	18,242,687	929,878	-	-	-	1,963,307
Stock issued for services	30,000	15,000	-	-	-	-	-	15,000
Conversion of preferred shares to common	13,357,828	680,884	(13,357,828)	(680,884)	-	-	-	-
Stock-based compensation	-	-	-	-	121,044	-	-	121,044
Net loss	-	-	-	-	-	(1,795,567)	(166,553)	(1,962,120)
Balances, June 30, 2014	46,048,908	$7,482,473	4,884,859	$248,994	$1,207,653	$(7,093,309)	$272,765	$2,118,576

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1 – ORGANIZATION, RECENT EVENTS, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

Organization and Recent Events

Bourbon Brothers Holding Corporation ("BBHC" or the "Company") is a Colorado corporation. The Company, on January 22, 2014, with approval of a majority of the Company's shareholders, changed its name from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation.

The Company's subsidiary, Southern Hospitality Franchisee Holding Corporation ("SH") entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the "Franchisor") in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC ("SHDH"), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC ("SHD"). SHD was formed for the purpose of owning and operating the Company's first franchised restaurant in Denver, Colorado. As of June 30, 2014, and December 31, 2013, SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a director of the Company is a 22% non-controlling interest holder.

On September 30, 2013, the Company entered into an Acquisition Agreement with Bourbon Brothers Holding Company, LLC ("BBHCLLC") to acquire all of the equity interests in BBHCLLC and its subsidiaries (the "BB Transaction"). BBHCLLC is a Colorado limited liability company ("LLC") formed in May 2013, for the purpose of developing and managing all aspects of operating units related to a recently developed "Bourbon Brothers" brand.  The principles of BBHCLLC were also, at various times, on the board of directors of the Company, and therefore BBHCLLC is considered to be a related party.  As of December 31, 2013, BBHCLLC was a development stage company. BBHCLLC's subsidiaries (all LLCs formed in April 2013) include Bourbon Brothers Restaurant Group, LLC ("BBRG"), Bourbon Brothers Franchise, LLC ("BBF") and Bourbon Brothers Brand, LLC ("BBB"). BBRG owns the stores to encompass several Bourbon Brothers brands, and owns Bourbon Brothers Southern Kitchen Colorado Springs, LLC ("BBSK"), which opened its first restaurant in January 2014, and for which BBSK is 51% owned by BBRG as of the date of the BB Transaction. BBRG also owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC ("BBSF"). BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company's core brand.  In July 2014, the Company announced that the board of directors approved a third restaurant concept, 53 Peaks, a Colorado-themed, casual dining restaurant, with the first location to be in Lone Tree, Colorado.  This location is anticipated to open late in the fall of 2014.

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
The purchase price allocation is preliminary and subject to change, as a final analysis and review of all underlying assumptions and calculations used in the determination of the purchase price and the allocation, especially in consideration of the related party nature of the underlying transaction, has not yet been completed.  The following table summarizes the estimated fair values of BBHCLLC's assets and liabilities acquired at the acquisition date (January 22, 2014):

Cash	$869,907
Property and equipment	957,705
Other assets	270,955
Accounts payable and accrued expenses	(135,260)
Purchase price (estimated fair value of
common and preferred shares issued)	$1,963,307

The pro forma effects on the Company's consolidated results of operations for the six months ended June 30, 2014, as if the acquisition had occurred on January 1, 2014, are not material.  As BBHCLLC was not formed until May 2013, the pro forma effects of the acquisition related to the six months ended June 30, 2013, are also not material.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1 – ORGANIZATION, RECENT EVENTS, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS (CONTINUED)

Basis of Presentation

Since inception through February 20, 2013, the Company devoted substantially all of its efforts to establishing its business.  The Company's planned principal operations commenced on February 21, 2013, with the opening of the Southern Hospitality Denver restaurant.  As a result, the Company was no longer considered to be a development stage enterprise as of February 21, 2013.

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Amounts as of December 31, 2013, are derived from those audited consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the annual audited financial statements, accounting policies and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, which has previously been filed with the SEC.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2014, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management's Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $860,000, $2 million, $805,300 and $2 million for the three and six month periods ended June 30, 2014 and 2013, respectively, and has an accumulated deficit of approximately $7.1 million at June 30, 2014. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its Denver and Colorado Springs restaurants.  The Company has also been focused on completing the BB Transaction with BBHCLLC, which occurred in January 2014.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS (CONTINUED)

Management's Plans (Continued)

The Company began revenue generating activities in late February 2013, and in January 2014, BBHCLLC's restaurant, located in Colorado Springs, Colorado, opened and began generating revenues. The Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. The Company's continued implementation of its business plan is dependent on its future profitability and engaging in strategic transactions, or on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability through the current restaurant operations, enter into strategic transactions, or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.

Accounting guidance provides a framework for determining whether an entity should be considered a variable interest entity (VIE), and if so, whether the Company's involvement with the entity results in a variable interest in the entity. If the Company determines that it does have a variable interest in the entity, it must perform an analysis to determine whether it represents the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of the VIE, it is required to consolidate the assets, liabilities and results of operations and cash flows of the VIE into the consolidated financial statements of the Company.

A company is the primary beneficiary of a VIE if it has a controlling financial interest in the VIE. A company is deemed to have a controlling financial interest in a VIE if it has both (i) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (ii) the obligation to absorb the losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has concluded that there are no VIE's subject to consolidation at June 30, 2014. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company's consolidated financial statements.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of June 30, 2014.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their interest rates and/or  short-term maturities.  The carrying amounts of related party payables are not practicable to estimate based on the related party nature of the underlying transaction.

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities, and are reported in equity. From inception through June 30, 2014, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash, of which nil and $225,980 was contributed during the periods ended June 30, 2014 and December 31, 2013, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for the restaurant in Denver, Colorado; the Company is also a party to a ten-year lease for its restaurant in Colorado Springs, Colorado, which commenced in January 2014. Additionally, the Company signed a ten-year lease in July 2014 for its restaurant in Lone Tree, Colorado, which is anticipated to open in late Fall 2014.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on the Denver and Colorado Springs leases in the amount of $55,912 are recorded as of June 30, 2014.  Deferred rent also includes a tenant improvement allowance the Company received for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

Revenue Recognition

The Company began revenue-generating activities through the Denver restaurant on February 21, 2013. The Company began accounting for such revenues pursuant to SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and applicable related guidance. Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of income (loss) net of sales taxes collected. The amount of sales tax collected is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $195,300, $16,800, $285,900 and $18,900, for the six and three months ended June 30, 2014 and 2013, respectively.
Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Standards Codification ("ASC") 718, Share-Based Payment. ASC 718 requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock-based compensation expense to be recognized over the period of service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using an option pricing model, typically the Black-Scholes model.

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

Many of the Company's subsidiaries are limited liability companies ("LLC's") and are treated for tax purposes as pass-through entities. As a result, any taxes are the responsibility of the respective members.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 7,427,382 and 2,064,806 for the periods ended June 30, 2014 and 2013, respectively, have been excluded from the calculation of diluted net loss per common share.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts from Customers, which supercedes the revenue recognition in Revenue Recognition (Topic 05), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

NOTE 3 – INTANGIBLE ASSETS

In 2011, the Company paid $300,000 for the non-exclusive rights and license to use the Southern Hospitality system and Southern Hospitality licensed marks in connection with the operation of ten restaurants to be owned and operated by the Company under franchise and related area development agreements.  These costs were allocable to each planned restaurant.

In September 2013, the Company terminated the Area Developer Agreement ("ADA") with the Franchisor. As a result of the termination of the ADA, the Company determined this event impaired the intangible asset, and a resulting impairment expense was recorded in the year ended December 31, 2013, of $250,000.  The intangible asset at June 30, 2014, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $6,875).

Amortization began in February 2013 with the opening of the Company's Denver-based restaurant, with amortization expense of $1,250 and $2,500 recorded for the three months and six months ended June 30, 2014. Amortization expense for the next five years is estimated to be as follows:

2014 (remaining six months)	$2,500
2015	5,000
2016	5,000
2017	5,000
2018	5,000
Thereafter	20,625
$43,125

The Company licenses the rights to the trademark "Bourbon Brothers" and certain intellectual property, as defined, from a related party, Bourbon Brothers LLC ("BBLLC), for the use in the Company's business operations. BBLLC has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten-year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other consideration.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2014 and December 31, 2013, property and equipment consists of the following:

	June 30,	December 31,
	2014	2013	Useful lives
	(Unaudited)
Leasehold improvements	$2,161,694	$2,146,322	3-10 years
Website development	21,500	13,500	3 years
Equipment	1,255,660	478,194	3-7 years
Computers and hardware	116,276	52,742	5 years
	3,555,130	2,690,758
Less accumulated depreciation	(458,782)	(247,183)
	$3,096,348	$2,443,575

The Company's first Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.   The Company's Colorado Springs-based restaurant opened in late January 2014, for which the Company began depreciating such assets.  Depreciation expense for the six and three months ended June 30, 2014 and 2013 was approximately $109,763, $71,951, $209,045 and $100,449, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes:

Beginning in October 2011, the Company began selling 5% promissory notes (the "Notes") along with shares of the Company's common stock. Investors received one share of common stock for each one dollar of principal amount loaned to the Company. The Notes bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date. The Company sold $3,086,388 of notes from 2011 through November 2012. Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company's portion of gross quarterly revenues from each restaurant. The first minimum quarterly payment of $7,297 was paid in May 2013 (45 days after the first calendar quarter in which the Denver restaurant opened which occurred on February 21, 2013).

By their original terms, the Notes and accrued interest became convertible, at the option of the holder, upon the Company's common stock becoming publicly traded on November 13, 2012. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company's stock became public. The Company recorded the beneficial conversion feature as a discount to the note and is amortizing the amount to interest over the term of the notes.  Approximately $13,000 and $25,000 have been amortized for the three and six months ended June 30, 2014. There were no notes or accrued interest converted into common shares during the three or six months ended June 30, 2014.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 5 – NOTES PAYABLE (CONTINUED)

Promissory Note:

The Company issued a promissory note with an aggregate face amount of $200,000, along with a warrant to purchase 50,000 shares of the Company's common stock in 2013. This note bears interest at 5% per annum, is unsecured, and has a maturity date which is concurrent with the date that the current common stock offering closes. The holder of the note received additional consideration in the form of a fully vested stock warrant for the purchase of 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note. The Company determined the relative fair value of the warrant to be approximately $44,000, which has been recorded as a discount to the note payable and was amortized over approximately three months (Note 7).

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments:

Franchise agreement

The Company operates its Denver restaurant property under a franchise agreement with the Franchisor under an initial ten-year term, renewable for two additional five-year terms. Pursuant to the franchise agreement, the Company was to pay royalty fees based on a percentage of gross revenues (generally between 3% and 5% of gross sales, as defined), plus additional fees and costs for marketing, training, inventory and other franchisor costs. Two officers of the Company have personally guaranteed royalty payments to the Franchisor.

In September 2013, the Company amended the Franchise Agreement with the Franchisor. The amendment resulted in a reduction in the royalty fees for the Company's Denver restaurant to be paid to the Franchisor beginning January 1, 2014. The reduced rate is 2.5% of gross sales, subject to a monthly floor of $5,000.

For the three and six months ended June 30, 2014 and 2013, the Company incurred franchise royalty expense of $14,300, $28,700, $28,300 and $43,300, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $48,000 and $96,000 for the three and six months ended June 30, 2014 and 2013, respectively.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Leases: (Continued)

The Company has a 10-year lease with Bourbon Brothers, LLC ("BBLLC"), a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises, on January 11, 2014.  Rent is approximately $33,341 per month for the first 60 months, and thereafter subject to adjustment every 60 months. A long-term deposit on the lease in the amount of $32,083 is recorded as of June 30, 2014. Related party lease expense was approximately $99,100 and $184,000 for the three and six months ended June 30, 2014.

In July 2014, the Company entered into a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location is anticipated to open late Fall 2014.

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year six.  A long-term deposit in the amount of $5,794 is recorded as of June 30, 2014.

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation ("AMAC"), a related party (Note 8), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately nil for the three and six months ended June 30, 2014, and $14,300 and $28,600 for the three and six months ended June 30, 2013, respectively.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 7 – EQUITY

Preferred stock:

The Company authorized the issuance of up to 18,242,700 shares of Series A convertible preferred stock in January 2014, of which 18,242,687 shares were issued on January 22, 2014. As of March 1, 2014, the holders of 13,357,828 Series A preferred shares chose to convert their Series A preferred stock into shares of the Company's common stock at a ratio of one to one.  These Series A preferred shares were then subsequently cancelled.  As of June 30, 2014, 4,884,859 Series A convertible preferred shares remain issued and outstanding.

Each share of Series A convertible preferred is entitled to 25 votes and is convertible into shares of common stock on a one-for-one basis.  Other rights of the Series A convertible preferred are identical to the common stock rights.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Common stock:

The Company's issued 2,167,667 common shares of stock at $0.30 per share for proceeds of $650,300 between March and May 31, 2014.

The Company issued 590,000 common shares at $0.30 per share for proceeds of $177,000 through June 30, 2014.

In connection with services provided to the Company, the Company issued 30,000 common shares valued at $15,000 ($0.50 per share) during the six months ended June 30, 2014.

Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 3 million shares of common stock may be issued under the Plan (as amended on January 22, 2014).

In 2012, the Company granted stock options to the Company's CEO to purchase an aggregate of 660,368 shares of common stock.   The Company's CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining options vesting upon the achievement of the performance objectives determined by management, as defined.  During the three months ended March 31, 2013, the CEO exercised the vested options for $995. In March 2013, the board of directors modified the stock option agreement, revising the vesting conditions of the agreement from performance objectives to a service condition.  Under the revised agreement, 264,149 options were to vest in March 2014, and the remaining 330,184 shares vest in March 2015. The Company valued the modified options at the modification date.  Based on the Black Scholes option pricing model, the fair value of the modified share option is $1.44 per option.  In June 2013, the Company's CEO resigned his position. In connection with his resignation, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013. The Company valued the modified options at the modification date which resulted in approximately $198,000 of stock option expense recorded during the six months ended June 30, 2013.  The CEO exercised these options in a cashless exercise, and the stock certificate was held by the Company per a lock-up provision until March 2014, at which time the certificate was released by the Company.

In March 2013, the Company granted certain members of the Denver-based restaurant management team stock options to purchase an aggregate of 90,000 shares of common stock.  These options were granted with a five-year term exercisable at approximately $1.50 per share with 45,000 options vesting immediately and the remaining shares to vest one year later in March 2014.  With the departure of two of these four employees in 2013, 40,000 stock options were forfeited and 50,000 stock options remained outstanding and vested as of March 31, 2014.  None of these options were exercised by June 30, 2014.

In March 2014, the Company granted the COO options to purchase up to 300,000 shares of common stock of the Company, vesting in equal shares annually over four years, with the first tranche vested fully by March 1, 2015, with an exercise price of $0.50 per share with a five-year term.  In addition, this person holds options for 18,243 common shares to vest evenly over two years with the first tranche vested fully by September 30, 2014, with an exercise price of $0.14 with a five-year term. In addition, this person holds options to purchase up to 30,000 shares of common stock vesting in equal parts annually over three years with the first tranche vested fully by February 5, 2015, with an exercise price of $0.45 with a five-year term.

In January 2014, the Company granted the Chairman of the Board options to purchase up to 729,707 shares of common stock of the Company vesting evenly over four years with the first tranche vested fully by January 9, 2015, with an exercise price of $0.0685 with a five-year term.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

In February and March 2014, the Company granted certain members of the Denver-based restaurant management team, Colorado Springs-based restaurant management team and the corporate staff stock options to purchase an aggregate of 210,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges of approximately $0.45 to $0.55 per share with options vesting evenly in tranches over three to four years with the first tranche vesting fully in February 2015.   Three persons from this management team with the granted options have since terminated with their options forfeited.  None of these options were exercised by June 30, 2014.  In May and June 2014, the Company granted certain members of the Denver-based restaurant staff and the Colorado Springs-based restaurant staff options to purchase an aggregate of 27,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges of approximately $0.50 to $0.70 per share with options vesting in one year from the issuance date.

In March 2014, the Company appointed certain officers and directors of the Company.  At the same time, the CEO announced his resignation to be effective June 1, 2014.  In connection with these changes, options were granted to two directors for 100,000 common shares each with a one year vesting term and an exercise price of $0.51 per share.  The CEO's options had also been amended to have 304,854 shares of common stock to vest evenly over a three year vesting period with the first tranche to vest in August 2014 at an exercise price of approximately $0.000274 per share.

In May 2014, the Company appointed an additional director of the Company.  In connection with the appointment, options were granted to the director for 100,000 common shares with a one year vesting term and an exercise price of $0.65 per share.

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $54,200 and $121,044 for the three and six months ended June 30, 2014 and $157,600 and $251,600 for the three and six months ended June 30, 2013, respectively.  As of June 30, 2014, there was approximately $425,400 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the six months ended June 30, 2014 and 2013 was $0.96 and $0.51 per share.  The assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2014 and 2013, are as follows:

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

The following tables set forth the activity in the Company's Plan for the six months ended June 30, 2014:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2014	50,000	$1.50		$-
Granted	2,475,871	0.21	-	-
Exercised	-	-	-	-
Forfeited/cancelled	(50,000)	0.45	-	-
Outstanding at June 30, 2014	2,475,871	0.23	4.32	$521,001
Exercisable at June 30, 2014	166,213	$1.50	1.94	$33,703

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company's common stock on June 30, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2014.

The following table summarizes the activity and value of non-vested options as of and for the six months ended June 30, 2014:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2014	25,000	$0.96
Granted	2,475,871	0.22
Vested	(141,213)	0.96
Forfeited/cancelled	(50,000)	0.34
Non-vested options outstanding at June 30, 2014	2,309,658	$0.18

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

On September 1, 2013, BBHCLLC retained an individual to advertise and promote the Company. This individual was granted an aggregate of 600,000 Class B non-voting warrants that vested immediately. These units were granted with a three-year term exercisable at approximately $0.0005 per unit. None of these warrants were exercised by June 30, 2014. These units converted into 1,094,562 common shares at the date of the BB Transaction.  The Company used the contractual term of the warrant, a risk free interest rate of 0.79% and a volatility of 105%. Approximately $37,432 and $74,864 has been recognized as equity-based compensation for the three and six months ended June 30, 2014. The remaining prepaid balance of approximately $24,900 recorded at June 30, 2014, is to be expensed through the remaining two months of the vesting period in 2014.

In May 2014, in connection with services provided to the Company, the Company issued a warrant for 30,000 common shares to exercise at $0.30 per share cancellable by the Company at any time.  The Company used the contractual term of the warrant, a risk-free interest rate of 0.39% and a volatility of 105% with a value of $12,247.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related Party Management Agreement with AMHC Managed Services

Effective September 1, 2011, the Company entered into a management agreement (the "Management Agreement") with AMHC Managed Services, Inc. ("AMMS"), a subsidiary of AMAC. The Company's Chairman of the Board of Directors and officers of the Company are also officers/board members of AMAC. The significant terms of the Management Agreement provide for monthly payments to AMMS in exchange for the ability of the Company to fully utilize the management expertise, financial and accounting expertise, support staff and location of AMMS, including the expertise of the position of AMMS' Chief Financial Officer and necessary support for compliance under the securities laws with respect to any private or public reports or registration statements the Company may file. The Management Agreement term was 12 months, and required the Company to pay AMMS a monthly fee equal to $35,000 per month. Additionally, under the Management Agreement, the Company granted AMMS a warrant to purchase 330,184 shares of Company's common stock exercisable at $0.0007 per share, exercisable for a three-year term. The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and was amortized over the one-year term of the Management Agreement as services are performed. AMMS exercised the warrant in full in July 2012.

The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 330,184 shares of the Company's common stock at $0.0007 per share for a three-year term.  The value of the warrant was determined to be approximately $49,700. The amount was recorded as a prepaid asset and is being amortized over the one-year term of the Management Agreement as services are performed, of which approximately $39,400 and $10,300 was expensed in the years ended December 31, 2013 and 2012. AMMS exercised the warrant in full in October 2012. On May 17, 2013, the Company amended its terms with AMMS so that AMMS would no longer be the "Acting CFO" nor provide senior financial management services for the Company effective the same date.  Further, on June 26, 2013, the Company notified AMMS that it would terminate the Management Agreement effective July 31, 2013.  These functions were handled by the interim CEO and interim CFO for the remainder of 2013.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED)

Related Party Management Agreement with AMHC Managed Services (continued)

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation ("AMAC"), a related party, on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately nil for the three and six months ended June 30, 2014 and $14,300 and $28,600 for the three and six months ended June 30, 2013.

In addition to the management fee and the rent discussed above, the Company paid AMMS for reimbursable expenses and payments made to third parties on behalf of the Company.  During the three and six months ended June 30, 2014, the Company paid reimbursable expenses of nil with $16,300 and $40,000 paid for the three and six months ended June 30, 2013, respectively.

In July 2013, the Company repurchased 33,334 common shares owned by AMMS for $1.50 per share for a total price of $50,000.    These shares were cancelled by the Company in July 2013.  The difference between the $1.50 per share and the fair value of the shares at the transaction date of $0.75 per share ($25,000) was recorded as an expense to related party management fees.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three and six months ended June 30, 2014 and 2013;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our company.

The review of Management's Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

Overview

Bourbon Brothers Holding Corporation ("BBHC" or the "Company") is a Colorado corporation. The Company, on January 22, 2014, with approval of a majority of the Company's shareholders, changed its name from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation.

The Company's subsidiary, Southern Hospitality Franchisee Holding Corporation ("SH") entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the "Franchisor") in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC ("SHDH"), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC ("SHD"). SHD was formed for the purpose of owning and operating the Company's first franchised restaurant in Denver, Colorado. As of December 31, 2013, SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which a director of the Company is a 22% non-controlling interest holder.

On September 30, 2013, the Company entered into an Acquisition Agreement with Bourbon Brothers Holding Company, LLC ("BBHCLLC") to acquire all of the equity interests in BBHCLLC (the "BB Transaction") and its subsidiaries. BBHCLLC is a Colorado limited liability company ("LLC") formed in May 2013, for the purpose of developing and managing all aspects of operating units related to a recently developed "Bourbon Brothers" brand.  The principles of BBHCLLC were also, at various times, on the board of directors of the Company, and therefore BBHCLLC is considered to be a related party.  As of December 31, 2013, BBHCLLC was a development stage company. BBHCLLC's subsidiaries (all LLCs formed in April 2013) include Bourbon Brothers Restaurant Group, LLC ("BBRG"), Bourbon Brothers Franchise, LLC ("BBF") and Bourbon Brothers Brand, LLC ("BBB"). BBRG owns the stores to encompass several Bourbon Brothers brands, and owns Bourbon Brothers Southern Kitchen Colorado Springs, LLC ("BBSK"), which opened its first restaurant in January 2014. BBRG also owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC ("BBSF"). BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company's core brand.

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

On July 15, 2014, the Company announced that a third restaurant concept was approved by the Board of Directors.  The third concept being added to the Bourbon Brothers collection is 53 Peaks, a Colorado-themed, casual-dining restaurant with a mission to serve as many locally sourced products as possible. The lease for the Lone Tree, Colorado 53 Peaks location was signed in July 2014, and plans to start the remodel of the existing building are underway. 53 Peaks Lone Tree is expected to open its doors to the public in the late fall of 2014.

Results of Operations – Three and Six Months ended June 30, 2014 and 2013

Revenues

During the three and six months ended June 30, 2014, the Company generated approximately $1,428,300 and $2,698,150 in net revenue as the Company opened its first restaurant in Denver, Colorado, on February 21, 2013, followed by its second restaurant located in Colorado Springs, Colorado, on January 27, 2014. These revenue figures compare to the three and six months ended June 30, 2013 of revenues of approximately $622,800 and $956,400 when the Company's first restaurant in Denver, Colorado, opened on February 21, 2013.

Cost of Revenue – Restaurant Operating Expenses

For the three and six months ended June 30, 2014 and 2013, the Company's cost of revenue was approximately $1,463,600, $2,805,500, $686,500 and $1,102,200.  The cost of revenue was attributable to the two restaurants, including the cost of food, alcohol, labor and other costs of the restaurant.

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

Operating Expenses – General and Administrative, Related Party Management Services and Selling and Marketing

For the three and six months ended June 30, 2014, the Company's operating expenses were approximately $2,262,500 and $4,607,400 compared to $1,377,000 and $2,448,700 for the same periods a year ago. The operating expenses in 2014 and 2013 were primarily related to expenses for preopening and ongoing operations. The Company's largest operating expense, excluding restaurant operating expenses, during the three and six months ended June 30, 2014 and 2013, were its general and administrative expenses totaling approximately $492,520, $1,304,500, $483,100 and $990,500. The increase in general and administrative costs is due to preopening and ongoing expenses for both restaurant locations primarily, including recurring corporate costs (such as payroll and related expenses).  General and administrative for the three and six months ended June 30, 2014 and 2013, also included approximately $54,200, $157,600, $121,044 and $251,600 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $195,300, $285,900, $16,800 and $18,900 in selling and marketing expenses during the three and six months ended June 30, 2014 and 2013. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss will continue for the foreseeable future due to the overall expansion of the store locations and its subsidiaries and parent company overhead.

Depreciation and Amortization

For the three and six months ended June 30, 2014 and 2013, the Company's depreciation and amortization was approximately $111,000, $211,500, $73,200 and $102,300.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 and continued through March 2014 with the opening of the SH Denver restaurant.

Other income (expense)

For the three and six months ended June 30, 2014 and 2013, the Company recognized other expense of approximately $26,130, $52,900, $51,100 and $460,400.  The decrease in interest expense was primarily due to the lessor amount of promissory notes in 2014 compared to 2013 in regards to recognition of interest expense from the discount on the promissory notes being converted to common stock.

Liquidity and Capital Resources

As of June 30, 2014, the Company had working capital deficiency of approximately $259,800 and had approximately $191,700 of cash, which represents a $178,100 increase in cash from December 31, 2013.  The Company's total assets increased as of June 30, 2014, when compared to December 31, 2013, due to the acquisition with BBHCLLC and BBSK's fixed asset additions.

As noted above, the Company incurred a net loss during the three and six months ended June 30, 2014, and 2013.  Further, as of June 30, 2014, the Company had an accumulated deficit of approximately $7,093,000.  The Company believes its Denver restaurant revenues (which began in February 2013) and its Colorado Springs restaurant revenues (which began in January 2014) which both are 51% owned by the Company, the overhead of the public company administration, coupled with the high cost of build out required for each restaurant under the Bourbon Brothers name, requires the Company to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company's ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis. The Company's continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all.  The Company believes the individual store performances in mid to late June 2014 reflect an ongoing effort to curb costs within food and labor, while also pursuing marketing activities to increase revenues during the third and fourth quarters of 2014.

The Company's consolidated financial statements for the three and six months ended June 30, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended December 31, 2013, includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company's ability to continue as a going concern.
Liabilities

The Company's liabilities for convertible notes payable and accrued interest as of June 30, 2014, is approximately $627,000 compared to approximately $592,800 as of December 31, 2013.  Accounts payable as of June 30, 2014, is approximately $149,900 compared to approximately $81,000 as of December 31, 2013.  This increase is due to the acquisition of BBHC and its subsidiaries.

Operating Activities

Net cash used in operating activities was $1,263,095 in the six months ended June 30, 2014, as compared to net cash used in operating activities of approximately $1,374,500 in the same period of 2013. The decrease in net cash used in operating activities in 2014 (compared to 2013) was primarily due to: (i) the decrease in amortization of debt discount for the 2014 period, as compared to the 2013 period, and (ii) increases in prepaid expenses and security deposits, as well as the expansion of the business, as compared to the 2013 period.

Investing Activities

Net cash provided by investing activities in the six months ended June 30, 2014, was approximately $613,900, as compared to net cash used in investing activities of approximately $1,079,200 for the six months ended June 30, 2013.  Net cash provided by investing activities for the six months ended June 30, 2014, was primarily the result of cash acquired in the BB Transaction while cash used in investing activities for the six months ended June 30, 2013, was primarily the result of cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2014, was $827,300, compared to approximately $1,743,000 in the six months ended June 30, 2013.  All $827,300 of cash provided by financing activities in 2014 was due from the sale of common stock.

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

In July 2014, the Company entered into a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location is anticipated to open Fall 2014.

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

Intangible assets

Intangible assets at June 30, 2014, represent franchise license costs for the Denver restaurant. These costs are amortized beginning with the restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets' carrying value is not recoverable.

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

Revenue Recognition

The Company began revenue generating activities through the Denver restaurant as of February 21, 2013. The Company began revenue activities pursuant to Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and applicable related guidance. Revenue is expected to be derived from the sale of prepared food and beverage and select retail items. Revenue is to be recognized at the time of sale and is to be reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is to be included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Stock-Based Compensation

The Company accounts for stock-based compensation under Accounting Standards Codification ("ASC") 718, Share-Based Payment. ASC 718 requires the recognition of the cost of services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock-based compensation expense to be recognized over the period of service in exchange for the award (generally the vesting period). The Company estimates the fair value of each stock option at the grant date by using an option pricing model, typically the Black Scholes model.

Recently issued and adopted accounting pronouncements

The Company reviews new accounting standards as issued.  In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 05), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption no permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption. Management has not identified any other standards that it believes will have a significant impact on the Company's consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, that our disclosure controls and procedures were not effective as of June 30, 2014.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

 Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between March 1, 2014 and May 31, 2014, the Company issued 2,167,667 common shares at $0.50 per share for proceeds of $650,300. Between June 1, 2014, and June 30, 2014, the Company issued  590,000 common shares for proceeds of $177,000 at $0.50 per share through June 30, 2014. The securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act"), as amended and Rule 506(b) of the rules and regulations promulgated under the Securities Act. The offerings were made to accredited investors and up to 35 non-accredited investors. No commissions or other remuneration were paid in connection with these share issuances.

In connection with services provided to the Company in May 2014 , the Company issued to one individual 30,000 common shares valued at $15,000 during the six months ended June 30, 2014.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. No commissions or other remuneration were paid in connection with these share issuances.

In May 2014, the Company appointed an additional director of the Company.  In connection with the appointment, options were granted to the director for 100,000 common shares each with a one year vesting term and an exercise price of $0.65.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. These options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In May and June 2014, the Company granted certain members of the Denver-based restaurant staff and the Colorado Springs-based restaurant staff options to purchase an aggregate of 27,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges approximately $0.50 to $0.70 per share with options vesting in one year from the issuance date.  None of these options were vested by June 30, 2014. These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. These options were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS
Exhibit Number	Description

3.1.1	Amended and Restated Articles of Incorporation effective May 3, 2013.(1)
3.1.2	Amendment to Articles of Incorporation dated January 22, 2014.(2)
3.2	Bylaws, as amended May 1, 2013.(1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company's Current Report on Form 8-K dated April 30, 2013, and filed on May 3, 2013.
(2)	Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and filed on March 19, 2014.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOURBON BROTEHRS HOLDING CORPORATION

Date: August 8, 2014	By:	/s/ Mitchell Roth
Mitchell Roth, President

Date: August 8, 2014	By:	/s/ Heather Atkinson
Heather Atkinson, CFO