Form 10-Q
period 2014-09-30
Bourbon Brothers Holding Corp
filed 2014-10-31
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 48,074,654 shares of the issuer's common stock, no par value, outstanding as of October 31, 2014.

BOURBON BROTHERS HOLDING CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2014

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,993	$13,611
Prepaid expenses and other	159,086	5,459
Inventory	58,703	31,559
Total current assets	301,782	50,629

Deposits	80,525	18,034
Intangible asset, net	41,875	45,625
Property and equipment, net	3,033,532	2,443,575
Total assets	$3,457,714	$2,557,863

Liabilities and equity
Current liabilities:
Accounts payable	$144,718	$81,015
Accrued expenses	174,535	78,568
Related party note payable	90,000	204,877
Note payable and accrued interest	216,507	211,614
Convertible notes payable and accrued interest, current portion	60,000	60,000
Total current liabilities	685,760	636,074

Deferred rent	277,015	234,900
Convertible notes payable and accrued interest, net of current portion,
(net of $477,088 (2014) and $295,872 (2013) discount)	665,033	532,844
Total liabilities	1,627,808	1,403,818

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 18,242,700
Issued and outstanding Series A shares - 4,884,859 (2014) and none (2013)	248,994	-
Common stock - no par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 47,973,028 (2014) and 9,629,220 (2013)	7,704,301	4,925,860
Additional paid-in capital	1,595,942	1,086,609
Accumulated deficit	(7,884,302)	(5,297,742)
Total Bourbon Brothers Holding Corporation ("BBHC") equity	1,664,935	714,727
Noncontrolling interest	164,972	439,318
Total equity	1,829,907	1,154,045
Total liabilities and equity	$3,457,715	$2,557,863

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$1,408,772	$596,766	$3,953,749	$1,553,052
Operating expenses:
Restaurant operating costs (related party $99,100 and $284,000 for 2014),	1,458,823	611,238	4,199,909	1,713,256
exclusive of depreciation and amortization below
General and administrative	503,165	134,681	1,806,079	1,121,668
Related party management services	-	114,512	-	349,388
Selling and marketing	110,588	199	395,446	19,065
Depreciation and amortization	111,013	74,216	322,558	176,541
Impairment of franchise fees	-	250,000	-	250,000
Total operating expenses	2,183,589	1,184,846	6,723,992	3,629,918

Loss from operations	(774,817)	(588,080)	(2,770,243)	(2,076,866)

Other expense:
Interest expense	(37,755)	(25,175)	(90,663)	(485,564)

Net loss	$(812,572)	$(613,255)	$(2,860,906)	$(2,562,430)

Net loss attributable to noncontrolling interest	$(107,793)	$(36,671)	$(274,346)	$(258,727)

Net loss attributable to BBHC	(704,779)	(576,584)	(2,586,560)	(2,303,703)

Net loss	$(812,572)	$(613,255)	$(2,860,906)	$(2,562,430)

Basic and diluted net loss per share attributable to BBHC common shareholders	$(0.02)	$(0.06)	$(0.06)	$(0.27)

Weighted average number of common shares outstanding - basic and diluted	46,958,130	9,611,542	40,227,931	8,612,059

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Nine months ended
	September 30,
	2014	2013
Net cash used in operating activities	$(1,928,188)	$(1,601,452)
Cash flows from investing activities
Cash acquired in acquisition	869,907	-
Purchase of property and equipment	(303,962)	(1,223,072)
Net cash provided by (used in) investing activities	565,945	(1,223,072)
Cash flows from financing activities
Proceeds from exercise of a stock options	25	4,976
Proceeds from exercise of warrants	300	-
Contribution to subsidiary by non-controlling interest	-	225,980
Sale of common stock	1,042,300	1,368,012
Proceeds from issuance of promissory notes and warrants	300,000	331,486
Proceeds from issuance of short-term promissory notes	90,000	-
Repurchase of shares for services from related party	-	(25,000)
Net cash provided by financing activities	1,432,625	1,905,454
Net increase (decrease) in cash and cash equivalents	70,382	(919,070)
Cash and cash equivalents, beginning	13,611	962,331
Cash and cash equivalents, ending	$83,993	$43,261
Supplemental disclosure of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$-	$830,984
Acquisition of BBHCLLC in exchange for preferred and common stock	$1,658,612	$-
Beneficial conversion feature	$123,000	$-

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2014
(Unaudited)

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances January 1, 2014	9,629,220	$4,925,860	-	$-	$1,086,609	$(5,297,742)	$439,318	$1,154,045
Issuance of common stock for cash	3,474,333	1,042,300	-	-	-	-	-	1,042,300
Acquisition of BBHCLLC for common and preferred shares	20,274,193	1,033,429	18,242,687	929,878	-	-	-	1,963,307
Stock issued for services	51,678	21,503	-	-	-	-	-	21,503
Exercise of stock options	91,214	25	-	-	-	-	-	25
Exercise of warrants	1,094,562	300	-	-	-	-	-	300
Conversion of preferred shares to common	13,357,828	680,884	(13,357,828)	(680,884)	-	-	-	-
Debt discount on convertible debt allocated to warrants and beneficial conversion feature	-	-	-	-	234,781	-	-	234,781
Stock-based compensation	-	-	-	-	274,552	-	-	274,552
Net loss	-	-	-	-	-	(2,586,560)	(274,346)	(2,860,906)
Balances, September 30, 2014	47,973,028	$7,704,301	4,884,859	$248,994	$1,595,942	$(7,884,302)	$164,972	$1,829,907

See notes to unaudited consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Company’s subsidiary, Southern Hospitality Franchisee Holding Corporation (“SH”) entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. As of September 30, 2014, and December 31, 2013, SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which related parties of the Company are 22% non-controlling interest holders.

On September 30, 2013, the Company entered into an Acquisition Agreement with Bourbon Brothers Holding Company, LLC (“BBHCLLC”) to acquire all of the equity interests in BBHCLLC and its subsidiaries (the “BB Transaction”). BBHCLLC is a Colorado limited liability company (“LLC”) formed in May 2013, for the purpose of developing and managing all aspects of operating units related to a recently developed “Bourbon Brothers” brand.  The principals of BBHCLLC were also, at various times, on the board of directors of the Company, and therefore BBHCLLC is considered to be a related party.  As of December 31, 2013, BBHCLLC was a development stage company. BBHCLLC’s subsidiaries (all LLCs formed in April 2013) include Bourbon Brothers Restaurant Group, LLC (“BBRG”), Bourbon Brothers Franchise, LLC (“BBF”) and Bourbon Brothers Brand, LLC (“BBB”). BBRG owns the stores to encompass several Bourbon Brothers brands, and owns Bourbon Brothers Southern Kitchen Colorado Springs, LLC (“BBSK”), which opened its first restaurant in January 2014, and for which BBSK is 51% owned by BBRG as of the date of the BB Transaction. BBRG also owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC (“BBSF”). BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company’s core brand.  In July 2014, the Company announced that the board of directors approved a third restaurant concept, 53 Peaks Local Kitchen, a Colorado-themed, casual dining restaurant, with the first location to be in Lone Tree, Colorado.  This location is anticipated to open in the first quarter of 2015.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1 – ORGANIZATION, RECENT EVENTS, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

The pro forma effects on the Company’s consolidated results of operations for the nine months ended September 30, 2014, as if the acquisition had occurred on January 1, 2014, are not material.  The pro forma effects of the acquisition related to the nine months ended September 30, 2013, as if the acquisition occurred at the beginning of the year, would have had no affect on revenues of $1,553,052, increased loss from operations to $2,587,844, increased net loss to $3,073,408 and increased net loss per share to $0.11, after giving effect to the pro forma adjustment to increase the weighted average number of common shares.

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of operations and cash flows for the periods presented. All such adjustments include those that are of a normal recurring nature. The results of operations for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $812,600, $2.86 million, $613,300 and $2.6 million for the three and nine month periods ended September 30, 2014 and 2013, respectively, and has an accumulated deficit of approximately $7.9 million at September 30, 2014. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its Denver and Colorado Springs restaurants, as well as its planned Lone Tree, Colorado restaurant.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

Management’s Plans (Continued)

The Company began revenue generating activities in late February 2013, and in January 2014, BBHCLLC’s restaurant, located in Colorado Springs, Colorado, opened and began generating revenues. The Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. The Company’s continued implementation of its business plan is dependent on its future profitability and engaging in strategic transactions, or on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability through current restaurant operations, enter into strategic transactions, or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

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

The Company has concluded that there are no VIE’s subject to consolidation at September 30, 2014. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s consolidated financial statements.

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of September 30, 2014.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their interest rates and/or  short-term maturities.  The carrying amounts of related party payables are not practicable to estimate based on the related party nature of the underlying transaction.

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities, and are reported in equity. From inception through September 30, 2014, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash, of which nil and $225,980 was contributed during the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties, and in April 2012, the Company entered into a ten-year lease for the restaurant in Denver, Colorado; the Company is also a party to a ten-year lease for its restaurant in Colorado Springs, Colorado, which commenced in January 2014. Additionally, the Company signed a ten-year lease in July 2014 for its restaurant in Lone Tree, Colorado, which is anticipated to open in late Fall 2014.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on the Denver, Colorado Springs and Lone Tree leases in the amount of $80,525 are recorded as of September 30, 2014.  Deferred rent also includes a tenant improvement allowance the Company received in 2012 for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $110,600 and $395,400 for the three and nine months ended September 30, 2014, and $200 and $19,100, for the three and nine months ended September 30, 2013, respectively.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 9,250,445 and 1,958,512 for the periods ended September 30, 2014 and 2013, respectively, have been excluded from the calculation of diluted net loss per common share.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

In September 2013, the Company terminated the Area Developer Agreement (“ADA”) with the Franchisor. As a result of the termination of the ADA, the Company determined this event impaired the intangible asset, and a resulting impairment expense was recorded in the year ended December 31, 2013, of $250,000.  The intangible asset at September 30, 2014, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $8,125).

Amortization began in February 2013 with the opening of the Company’s Denver-based restaurant, with amortization expense of $1,250 and $3,750 recorded for the three months and nine months ended September 30, 2014, respectively. Amortization expense for the next five years is estimated to be as follows:

2014 (remaining three months)	$1,250
2015	5,000
2016	5,000
2017	5,000
2018	5,000
Thereafter	20,625
$41,875

The Company licenses the rights to the trademark “Bourbon Brothers” and certain intellectual property, as defined, from a related party, Bourbon Brothers LLC (“BBLLC), for use in the Company’s business operations. BBLLC has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten-year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other consideration.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2014 and December 31, 2013, property and equipment consists of the following:

	September 30,	December 31,
	2014	2013	Useful lives
	(Unaudited)
Leasehold improvements	$2,208,643	$2,146,322	3-10 years
Website development	21,500	13,500	3 years
Equipment	1,255,660	478,194	3-7 years
Computers and hardware	116,275	52,742	5 years
	3,602,078	2,690,758
Less accumulated depreciation	(568,546)	(247,183)
	$3,033,532	$2,443,575

The Company’s first Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.   The Company’s Colorado Springs-based restaurant opened in late January 2014, for which the Company began depreciating such assets.  Depreciation expense was approximately $109,800, and $317,900 for the three and nine months ending September 30, 2014 and $72,000 and $173,400 for the three and nine months ending September 30, 2013, respectively.

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

By their original terms, the Notes and accrued interest became convertible, at the option of the holder, upon the Company’s common stock becoming publicly traded on November 13, 2012. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company’s stock became public. The Company recorded the beneficial conversion feature as a discount to the note and is amortizing the amount to interest over the term of the notes.  Approximately $12,500 and $37,900 have been amortized for the three and nine months ended September 30, 2014 and $65,900 and $206,800 amortized for the three and nine months ended September 20, 2013. There were no notes or accrued interest converted into common shares during the three or nine months ended September 30, 2014.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 5 – NOTES PAYABLE (CONTINUED)

Convertible Notes: (continued)

Beginning in August 2014, the Company began selling 6.5% promissory notes (the “2014 Notes”) along with warrants to purchase the Company’s common stock. Investors received a warrant to purchase four shares of common stock for each one dollar of principal amount loaned to the Company. The 2014 Notes bear interest at 6.5% per annum, they are unsecured, and their maturity dates are five years from their issue date. The Company sold $300,000 of notes from August 2014 through September 2014.  By their original terms, the 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share.

The Company estimated the liability component of the convertible debt to be approximately $65,000 by discounting the convertible notes for the relative fair value of the warrants issued with the debt, of approximately $111,500.  The warrants were issued with the convertible debt and their relative fair value was determined using the Black-Scholes options pricing model.  Additionally, the convertible notes were further discounted as the Company determined that convertible debt contained a beneficial conversion feature and recorded an additional debt discount of approximately $123,000.

The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 105%, (3) weighted average risk-free interest rate of 0.78%, (4) contractual life of 3.0 years, and fair value of the Company’s ordinate shares of $0.23 to $0.30 per share.  The relative fair value attributable to the warrants and the beneficial conversion feature have been recorded as a discount and deducted from the face value of the convertible debt in the accompanying interim consolidated balance sheet.  The discount related to the warrants will be amortized over the period from the issuance to the contractual life of the warrants of three years.  The discount related to the beneficial conversion feature will be amortized over the life of the convertible notes of five years.

Promissory Notes:

The Company issued a promissory note with an aggregate face amount of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock in 2013. This note bears interest at 5% per annum, is unsecured, and has a maturity date which is concurrent with the date that the current common stock offering closes in approximately early 2015. The holder of the note received additional consideration in the form of a fully vested stock warrant for the purchase of 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note. The Company determined the relative fair value of the warrant to be approximately $44,000, which has been recorded as a discount to the note payable and was amortized over approximately three months (Note 7).

Related Party Promissory Notes:

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

The Company issued short-term promissory notes totaling $90,000 in the third quarter 2014 to two of its current shareholders.  These notes bear interest at 10% per annum, are unsecured, and have a maturity date of 180 days after the date of execution.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

For the three and nine months ended September 30, 2014 and 2013, the Company incurred franchise royalty expense of $13,600, $41,900, $27,700 and $71,200, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $48,000 and $148,000 for the three and nine months ended September 30, 2014, respectively, and $47,000 and $189,000 for the three and nine months ended September 30, 2013, respectively.  A long-term deposit on the lease in the amount of $18,034 is recorded as of September 30, 2014.

The Company has a 10-year lease with Bourbon Brothers, LLC (“BBLLC”), a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises, on January 11, 2014.  Rent is approximately $33,341 per month for the first 60 months, and thereafter subject to adjustment every 60 months. A long-term deposit on the lease in the amount of $32,083 is recorded as of September 30, 2014. Related party lease expense was approximately $99,100 and $284,000 for the three and nine months ended September 30, 2014, respectively.

In July 2014, the Company entered into a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years and for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location is anticipated to open late fourth quarter 2014. A long-term deposit on the lease in the amount of $24,614 is recorded as of September 30, 2014.

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year six.  A long-term deposit in the amount of $5,794 is recorded as of September 30, 2014.

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party (Note 8), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately nil for the three and nine months ended September 30, 2014, and $4,800 and $33,400 for the three and nine months ended September 30, 2013, respectively.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 7 – EQUITY

Preferred stock:

The Company authorized the issuance of up to 18,242,700 shares of Series A convertible preferred stock in January 2014, of which 18,242,687 shares were issued on January 22, 2014. As of March 1, 2014, the holders of 13,357,828 Series A preferred shares chose to convert their Series A preferred stock into shares of the Company’s common stock at a ratio of one to one.  These Series A preferred shares were then subsequently cancelled.  As of September 30, 2014, 4,884,859 Series A convertible preferred shares remain issued and outstanding.

Each share of Series A convertible preferred is entitled to 25 votes and is convertible into shares of common stock on a one-for-one basis.  Other rights of the Series A convertible preferred are identical to the common stock rights.

Common stock:

The Company’s issued 3,474,333 common shares of stock at $0.30 per share for proceeds of $1,042,300 between March and September 30, 2014.

The Company issued 1,306,666 common shares at $0.30 per share for proceeds of $392,000 during the three months ended September 30, 2014.

In connection with services provided to the Company, the Company issued 30,000 common shares valued at $15,000 ($0.50 per share) during the nine months ended September 30, 2014.  In addition, for services provided to the Company, the Company issued 21,678 common shares valued at $6,503 ($0.30 per share) during the three and nine months ended September 30, 2014.

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

In 2012, the Company granted stock options to the Company’s CEO to purchase an aggregate of 660,368 shares of common stock.   The Company’s CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining options vesting upon the achievement of the performance objectives determined by management, as defined.  During the three months ended March 31, 2013, the CEO exercised the vested options for $995. In March 2013, the board of directors modified the stock option agreement, revising the vesting conditions of the agreement from performance objectives to a service condition.  Under the revised agreement, 264,149 options were to vest in March 2014, and the remaining 330,184 shares vest in March 2015. The Company valued the modified options at the modification date.  Based on the Black Scholes option pricing model, the fair value of the modified share option is $1.44 per option.  In June 2013, the Company’s CEO resigned his position. In connection with his resignation, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013. The Company valued the modified options at the modification date which resulted in approximately $198,000 of stock option expense recorded during the nine months ended September 30, 2013.  The CEO exercised these options in a cashless exercise, and the stock certificate was held by the Company per a lock-up provision until March 2014, at which time the certificate was released by the Company.

In March 2013, the Company granted certain members of the Denver-based restaurant management team stock options to purchase an aggregate of 90,000 shares of common stock.  These options were granted with a five-year term exercisable at approximately $1.50 per share with 45,000 options vesting immediately and the remaining shares to vest one year later in March 2014.  With the departure of two of these four employees in 2013, 40,000 stock options were forfeited and 50,000 stock options remained outstanding and vested as of March 31, 2014.  None of these options were exercised by September 30, 2014.

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

In February and March 2014, the Company granted certain members of the Denver-based restaurant management team, Colorado Springs-based restaurant management team and the corporate staff stock options to purchase an aggregate of 210,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges of approximately $0.45 to $0.55 per share with options vesting evenly in tranches over three to four years with the first tranche vesting fully in February 2015.   Four persons from this management team with the granted options have since terminated with their options forfeited.  In September 2014, 91,214 options  were exercised by a member of the corporate staff for 91,214 common shares at an exercise price of $0.000274 per share. In May and June 2014, the Company granted certain members of the Denver-based restaurant staff and the Colorado Springs-based restaurant staff options to purchase an aggregate of 27,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges of approximately $0.50 to $0.70 per share with options vesting in one year from the issuance date.  In July and August 2014, the Company granted certain members of the Denver-based restaurant staff and the Colorado Springs-based restaurant staff options to purchase an aggregate of 17,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges of approximately $0.40 to $0.46 per share with options vesting in one year from the issuance date. In August 2014, the Company granted a certain member of the Colorado Springs based restaurant management team options to purchase 50,000 shares of common stock.  There options were granted with a five-year term exercisable at $0.45 per share with shares vesting over the next two years.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

In March 2014, the Company appointed certain officers and directors of the Company.  At the same time, the CEO announced his resignation to be effective June 1, 2014.  In connection with these changes, options were granted to two directors for 100,000 common shares each with a one year vesting term and an exercise price of $0.51 per share.  The CEO’s options had also been amended to have 304,854 shares of common stock to vest evenly over a three year vesting period with the first tranche to vest in August 2014 at an exercise price of approximately $0.000274 per share.  This person exercised a vested portion of these options for 101,618 common shares in October 2014 at $0.000274 per share.

In August 2014, the Company granted the President of the Company options to purchase up to 300,000 shares of common stock of the Company vesting evenly over three years with the first tranche vesting immediately, with an exercise price of $0.45 per share with a five-year term.

In May 2014, the Company appointed an additional director of the Company.  In connection with the appointment, options were granted to the director for 100,000 common shares with a one-year vesting term and an exercise price of $0.65 per share.  In July 2014, the Company granted additional options to a director of the Company.  Options were granted to this director for 150,000 options that vested immediately with an exercise price of $0.40 per share.

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $118,900 and $227,600 for the three and nine months ended September 30, 2014, respectively, and $5,900 and $257,600 for the three and nine months ended September 30, 2013, respectively.  As of September 30, 2014, there was approximately $431,100 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the nine months ended September 30, 2014 and 2013 was $0.57 and $0.96 per share.  The assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2014 and 2013, are as follows:

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

The following tables set forth the activity in the Company's Plan for the nine months ended September 30, 2014:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2014	50,000	$1.50		$-
Granted	2,992,871	0.26	-	-
Exercised	(91,214)	*	-	-
Forfeited/cancelled	(233,000)	0.32	-	-
Outstanding at September 30, 2014	2,718,657	0.29	4.20	$647,666
Exercisable at September 30, 2014	401,617	$0.67	3.67	$59,339
* less than $0.01

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on September 30, 2014, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2014.

The following table summarizes the activity and value of non-vested options as of and for the nine months ended September 30, 2014:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2014	25,000	$0.96
Granted	2,992,871	0.17
Vested	(467,831)	0.52
Forfeited/cancelled	(233,000)	0.34
Non-vested options outstanding at September 30, 2014	2,317,040	$0.09

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 7 – EQUITY (CONTINUED)

Warrants (continued):

On September 1, 2013, BBHCLLC retained an individual to advertise and promote the Company. This individual was granted an aggregate of 600,000 Class B non-voting warrants that vested immediately. These warrants were granted with a three-year term exercisable at approximately $0.0005 per unit. These units converted into 1,094,562 warrants for common shares at the date of the BB Transaction.  The Company used the contractual term of the warrant, a risk free interest rate of 0.79% and a volatility of 105%. Approximately $25,000 and $99,900 has been recognized as equity-based compensation for the three and nine months ended September 30, 2014. Approximately $25,000 was expensed by September 30, 2014. This individual exercised these warrants in September 2014 for 1,094,562 common shares.

In May 2014, in connection with services provided to the Company, the Company issued a warrant for 30,000 common shares to exercise at $0.30 per share cancellable by the Company at any time.  The Company used the contractual term of the warrant, a risk-free interest rate of 0.39% and a volatility of 105% with a value of $12,247. In September 2014, in connection with appointments to the Board of Directors, the Company issued warrants for 200,000 common shares to exercise at $0.30 per share.  The warrants vest on September 15, 2015, a risk-free interest rate of 0.79% and a volatility of 105% with values of $34,473.

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 8 – RELATED PARTY TRANSACTIONS (CONTINUED

Related Party Management Agreement with AMHC Managed Services (continued)

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party, on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was approximately nil for the three and nine months ended September 30, 2014 and $14,300 and $28,600 for the three and nine months ended September 30, 2013.

In addition to the management fee and the rent discussed above, the Company paid AMMS for reimbursable expenses and payments made to third parties on behalf of the Company.  During the three and nine months ended September 30, 2014, the Company paid reimbursable expenses of nil with $16,300 and $40,000 paid for the three and nine months ended September 30, 2013, respectively.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three and nine months ended September 30, 2014 and 2013;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our Company.

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

The Company’s subsidiary, Southern Hospitality Franchisee Holding Corporation (“SH”) entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. As of December 31, 2013, SHD is 51% owned by SHDH and 49% owned by non-controlling interest holders, of which related parties of the Company are 22% non-controlling interest holders.

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

On July 15, 2014, the Company announced that a third restaurant concept was approved by the Board of Directors.  The third concept being added to the Bourbon Brothers collection is 53 Peaks Local Kitchen, a Colorado-themed, casual-dining restaurant with a mission to serve many locally sourced products. The lease for the Lone Tree, Colorado 53 Peaks location was signed in July 2014, and plans to start the remodel of the existing building are underway. 53 Peaks is expected to open its doors to the public in the first quarter of 2015.

Results of Operations – Three and Nine Months Ended September 30, 2014 and 2013

Revenues

During the three and nine months ended September 30, 2014, the Company generated approximately $1,408,800 and $3,953,800 in net revenue as the Company opened its first restaurant in Denver, Colorado, on February 21, 2013, followed by its second restaurant located in Colorado Springs, Colorado, on January 27, 2014. These revenue figures compare to the three and nine months ended September 30, 2013 of revenues of approximately $596,800 and $1,553,000 when the Company’s first restaurant in Denver, Colorado, opened on February 21, 2013.

Cost of Revenue – Restaurant Operating Expenses

For the three and nine months ended September 30, 2014 and 2013, the Company’s cost of revenue was approximately $1,458,800, and $4,200,000 for the three and nine months ended September 30, 2014, and $611,200 and $1,713,300 for the three and nine months ended September 30, 2013.  The cost of revenue was attributable to the two restaurants, including the cost of food, alcohol, labor and other costs of the restaurant.

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

Operating Expenses – General and Administrative, Related Party Management Services and Selling and Marketing

For the three and nine months ended September 30, 2014, the Company’s operating expenses were approximately $2,183,600 and $6,724,000 compared to $1,184,800 and $3,630,000 for the same periods a year ago. The operating expenses in 2014 and 2013 were primarily related to expenses for preopening and ongoing operations. The Company’s largest operating expense, excluding restaurant operating expenses, during the three and nine months ended September 30, 2014 and 2013, were its general and administrative expenses totaling approximately $503,200, $1,806,100, $134,700 and $1,121,700. The increase in general and administrative costs is due to preopening and ongoing expenses for three restaurant locations primarily, including recurring corporate costs (such as payroll and related expenses).  General and administrative expenses for the three and nine months ended September 30, 2014 and 2013, also included approximately $118,900 and $227,600 for the three and nine months ended September 30, 2014, and $5,900 and $257,600 for the three and nine months ended September 30, 2013, of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $110,600, $395,400, $200 and $19,000 in selling and marketing expenses during the three and nine months ended September 30, 2014 and 2013. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss will continue for the foreseeable future due to the overall expansion of the store locations and its subsidiaries and parent company overhead.

Depreciation and Amortization

For the three and nine months ended September 30, 2014 and 2013, the Company’s depreciation and amortization was approximately $111,000, $322,500, $74,200 and $176,500.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant.

Other income (expense)

For the three and nine months ended September 30, 2014 and 2013, the Company recognized other expense of approximately $37,800, $90,700, $25,200 and $485,600.  The decrease in interest expense comparing nine months year over year was primarily due to the decrease in the amount of promissory notes in 2014 compared to 2013 in regards to recognition of interest expense over the nine months from the discount on the promissory notes being converted to common stock.

Liquidity and Capital Resources

As of September 30, 2014, the Company had working capital deficiency of approximately $383,900 and had approximately $84,000 of cash, which represents a $70,400 increase in cash from December 31, 2013.  The Company’s total assets increased as of September 30, 2014, when compared to December 31, 2013, due to the acquisition with BBHCLLC and BBSK’s fixed asset additions.

As noted above, the Company incurred a net loss during the three and nine months ended September 30, 2014, and 2013.  Further, as of September 30, 2014, the Company had an accumulated deficit of approximately $7,884,300.  The Company believes its Denver restaurant revenues (which began in February 2013) and its Colorado Springs restaurant revenues (which began in January 2014) which both are 51% owned by the Company, offset by the overhead of the public company administration, coupled with the high cost of build out required for each restaurant under the Company, requires the Company to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis. The Company’s continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all.  The Company believes the individual store performances reflect an ongoing effort to curb costs within food and labor, while also pursuing marketing activities to increase revenues during the fourth quarter of 2014.

The Company’s consolidated financial statements for the three and nine months ended September 30, 2014, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2013, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.
Liabilities

The Company’s liabilities for notes payable and accrued interest as of September 30, 2014, is approximately $1,031,540 compared to approximately $1,009,300 as of December 31, 2013.  Accounts payable as of September 30, 2014, is approximately $144,700 compared to approximately $81,000 as of December 31, 2013.  This increase is due to the acquisition of BBHC and its subsidiaries, and the issuance of additional debt.

Operating Activities

Net cash used in operating activities was approximately $1,928,200 in the nine months ended September 30, 2014, as compared to net cash used in operating activities of approximately $1,601,500 in the same period of 2013. The increase in net cash used in operating activities in 2014 (compared to 2013) was primarily due to the expansion of the business, as compared to the 2013 period.

Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2014, was approximately $566,000, as compared to net cash used in investing activities of approximately $1,223,100 for the nine months ended September 30, 2013.  Net cash provided by investing activities for the nine months ended September 30, 2014, was primarily the result of cash acquired in the BB Transaction offset by cash used for purchases of property and equipment while cash used in investing activities for the nine months ended September 30, 2013, was primarily the result of cash used for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2014, was $1,432,600, compared to approximately $1,905,500 in the nine months ended September 30, 2013.  Cash provided by financing activities in 2014 and 2013 was primarily due from the sale of common stock while also issuing promissory notes.

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

In July 2014, the Company entered into a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location is anticipated to open late Fall of 2014.

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

Intangible assets

Intangible assets at September 30, 2014, represent franchise license costs for the Denver restaurant. These costs are amortized beginning with the restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

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

Revenue Recognition

The Company began revenue generating activities through the Denver restaurant as of February 21, 2013. The Company began accounting for such revenue activities pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance. Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is to be reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

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

Recently issued and adopted accounting pronouncements

The Company reviews new accounting standards as issued.  In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 05), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption no permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption. Management has not identified any other standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, that our disclosure controls and procedures were not effective as of September 30, 2014.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

 Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2014, the Company granted options to a director for 150,000 common shares each which immediately vested with an exercise price of $0.40.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In August 2014, the Company granted options to the Company’s President for 300,000 common shares each with a three year vesting term and an exercise price of $0.45.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In July and August 2014, the Company granted certain members of the Denver-based restaurant staff and the Colorado Springs-based restaurant staff options to purchase an aggregate of 17,000 shares of common stock.  These options were granted with a five-year term exercisable at ranges approximately $0.40 to $0.46 per share with options vesting in one year from the issuance date.  None of these options were vested by September 30, 2014. In addition, a member of the Colorado Springs-based restaurant staff was granted options to purchase an aggregate of 50,000 shares of common stock with a five-year term exercisable at $0.45 per shares with options vesting evenly over the next two years.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In September 2014, in connection with appointments to the Board of Directors, the Company issued warrants for 200,000 common shares to exercise at $0.30 per share.  The warrants vest on September 15, 2015, a risk-free interest rate of 0.79% and a volatility of 105% with values of $34,473.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Share Issuances

In connection with services provided to the Company in August 2014, the Company issued 21,678 common shares valued at $6,504 during the nine months ended September 30, 2014.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. No commissions or other remuneration were paid in connection with these share issuances.

Beginning in August 2014, the Company began selling 6.5% promissory notes (the “2014 Notes”) along with warrants to purchase the Company’s common stock to accredited investors. Investors received a warrant to purchase four shares of common stock for each one dollar of principal amount loaned to the Company. The 2014 Notes bear interest at 6.5% per annum, they are unsecured, and their maturity dates are five years from their issue date. The Company sold $300,000 of notes from August 2014 through September 2014.  By their original terms, the 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act.  A Form D was filed with the SEC on August 13, 2014 for this offer and sale of securities.

In August 2014, there were 91,214 options were exercised by an officer for 91,214 common shares at an exercise price of $0.000274 per share.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

In September 2014, an individual holding warrants for 1,094,562 of common shares, exercised these warrants in September 2014 for 1,094,562 common shares.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION
None.

Item 6.  EXHIBITS
Exhibit Number	Description

3.1.1	Amended and Restated Articles of Incorporation effective May 3, 2013.(1)
3.1.2	Amendment to Articles of Incorporation dated January 22, 2014.(2)
3.2	Bylaws, as amended May 1, 2013.(1)
10.1	Lease Agreement by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated July 9, 2014. Filed herewith.
10.2	First Amendment to the Lease Agreement by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated September 17, 2014. Filed herewith.
10.3	Guaranty of Lease by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated September 17, 2014. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 30, 2013, and filed on May 3, 2013.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and filed on March 19, 2014.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOURBON BROTHERS HOLDING CORPORATION

Date: October 31, 2014	By:	/s/ Mitchell Roth
Mitchell Roth, President

Date: October 31, 2014	By:	/s/ Heather Atkinson
Heather Atkinson, CFO