Form 10-K
period 2014-12-31
Bourbon Brothers Holding Corp
filed 2015-03-06
CIK 1445918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended:  December 31, 2014

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
Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 49,174,654 shares of the issuer's common stock, no par value, outstanding as of February 28, 2015.

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2014, computed by reference to the closing sales price on that date was approximately $17,038,100.

BOURBON BROTHERS HOLDING CORPORATION
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2014

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

i

PART I
Item 1. BUSINESS.

General Discussion

Bourbon Brothers Holding Corporation (“BBHC” or the “Company”) is a Colorado corporation that was formed on January 29, 2008. The Company, on January 22, 2014, with approval of a majority of the Company’s shareholders, changed its name from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation.

The Company’s wholly-owned subsidiary, SH Franchisee & Licensing Corp. f/k/a Southern Hospitality Franchisee Holding Corporation (“SH”) entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”).  In July of 2014, Southern Hospitality Lone Tree, LLC f/k/a as 53 Peaks Lonetree, LLC (“SHLT”) was formed, a wholly-owned subsidiary of the Company. SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. As of December 31, 2013, SHD is 51% owned by SHDH and 49% owned by non-controlling interest holder, Southern Hospitality Denver Investments, LLC, a related party. On September 23, 2013, the Company amended the Franchise Agreement (“FA”) with the Franchisor. The amendment to the FA resulted in a substantial reduction in the royalty fees for the Company’s Denver restaurant to be paid to the Franchisor beginning January 1, 2014. The Company, at the same time, terminated the Area Developer Agreement (“ADA”) with the Franchisor for the exclusive rights for the first 10 cities identified in the ADA, subject to customary conditions and exceptions, and for the ownership and operation of up to 30 Southern Hospitality restaurants in the United States. Any new potential locations will be reviewed with the Franchisor on a case by case basis.  On December 30, 2014, SHD entered into a Fifth Amendment to its FA with the Franchisor in connection with the opening of a new Southern Hospitality restaurant in Lone Tree, Colorado, SHLT. Under the FA, SHD partially assigned its rights to SHLT to use the Franchisor’s marks, business methods, proprietary products, confidential information and intellectual property to operate a Southern Hospitality restaurant. In addition, pursuant to the FA, the Franchisor waived certain initial fees in connection with SHLT opening a restaurant in Lone Tree, Colorado.

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

On September 30, 2013, the Company entered into an Acquisition Agreement with Bourbon Brothers Holding Company, LLC (“BBHCLLC”) to acquire all of the equity interests in BBHCLLC (the “BB Transaction”) and its subsidiaries. BBHCLLC is a Colorado limited liability company (“LLC”) formed in May 2013, for the purpose of developing and managing all aspects of operating units related to a recently developed “Bourbon Brothers” brand.  As of December 31, 2013, BBHCLLC was a development stage company. BBHCLLC’s subsidiaries (all LLCs formed in April 2013) include Bourbon Brothers Restaurant Group, LLC (“BBRG”), Bourbon Brothers Franchise, LLC (“BBF”) and Bourbon Brothers Brand, LLC (“BBB”). BBRG is to own the stores that will encompass several Bourbon Brothers brands, and owns 51% of Southern Hospitality Southern Kitchen Colorado Springs, LLC (“SHSK”) f/k/a Bourbon Brothers Southern Kitchen Colorado Springs, LLC, which opened its first restaurant in January 2014. BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company’s core brand.

On November 8, 2013, the Company and BBHCLLC amended the Acquisition Agreement by entering into a First Amendment to Acquisition Agreement.  On January 22, 2014, the parties entered into a Second Amendment to Acquisition Agreement, identifying the final common share conversion ratio of 1.82427.  The Second Amendment identified the number of shares to be issued in the BB Transaction as 20,274,201 shares of common stock to BBHCLLC Class B Non-Voting members and 18,242,687 shares of Series A Convertible Preferred Stock to BBHCLLC Class A Voting members.  These shares were issued at the closing of the BB Transaction.  All outstanding options and warrants to acquire BBHCLLC units were assumed by the Company, applying the conversion ratio to the number of units and strike price.

The Company operates and manages all aspects of Southern Hospitality branded restaurants and property in the state of Colorado.  At this time, the Company oversees the operations of SHD and will soon introduce another full service location in Lone Tree, Colorado as SHLT.  The Company also operates and manages its first unit of Southern Hospitality Southern Kitchen in Colorado Springs, Colorado, which is in the process of being re-branded from Bourbon Brothers Southern Kitchen to Southern Hospitality Southern Kitchen, which is to be finalized in the second quarter of 2015.  Additionally, the Company has begun to develop a fast casual Southern Hospitality-branded restaurant concept which the Company plans to open one to two units during 2015.

The Company entered into a Master License Agreement (“MLA”) with SH Franchising and Licensing, LLC (SHFL) on February 8, 2015. The MLA grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets over the next 18 months. The Company has agreed to a royalty of two and one half percent (2.5%) of gross sales on each of the new SHQ locations. The agreement pertains exclusively to Company’s right to develop SHQ and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, the Company will retain joint ownership in the System, which pertains to the functionality of the restaurant.

The Company executed a sixth amendment to the Master Franchise Agreement on February 12, 2015. The Master Franchise Agreement was originally signed November 4, 2011 by Southern Hospitality Franchise and Licensing, LLC (“SHFL”), the franchisor and licensor of the Southern Hospitality brand, and the Company, granting the Company the right to franchise full service Southern Hospitality restaurants in selected markets around the country. The sixth amendment specifically grants the Company the right to develop two new full service Southern Hospitality restaurants during 2015, the locations of which were named in the document to be Lone Tree, Colorado and downtown Colorado Springs, Colorado. Additionally, the sixth amendment grants the Company the right to rebrand its Bourbon Brothers Southern Kitchen restaurant in northern Colorado Springs into a Southern Hospitality-branded full service franchised restaurant operating under the trade name Southern Hospitality Southern Kitchen, a differentiated and slightly more upscale concept to that of the original concept.

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
 Employees
As of December 31, 2014, the Company had 118 employees, of which 19 are full-time employees.
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

RISKS RELATED TO OUR BUSINESS

General Company Risks

The Company has a limited operating history.  The Company did not begin active business operations until late February 2013.  Therefore the Company is subject to many risks common to enterprises with limited or no operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources, and limited customers and revenue sources.  Our ability to successfully generate sufficient revenues from operations is dependent on a number of factors, including availability of funds to fund our current and anticipated operations, and to commercialize our business concept.  There can be no assurance that we will not encounter setbacks with the on-going development and implementation of our business plan.  In addition, our assumptions and projections may not prove to be accurate, and unexpected capital needs may arise. If such needs arise our inability to raise additional funds, either through equity or debt financing, will materially impair our ability to implement our business plan and generate revenues.  Further, as a result of a general tightening of lending standards, and a general decrease in equity financing and similar type transactions it could be difficult for us to obtain funding to allow us to continue to develop our business operations.
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
New or less mature restaurants, once opened, may vary in profitability and levels of operating revenue for six months or more and may under perform compared to existing or established restaurants.   New and less mature restaurants typically experience higher operating costs in both dollars and percentage of revenue initially when compared to restaurants in the comparable restaurant base.  Further, restaurants located in one city or location may not perform as well as restaurants in another city or location.  We expect that our restaurants may take up to one or more years to reach normalized operating levels due to inefficiencies typically associated with new restaurants.  These include operating costs, which are often significantly greater during the first year or two of operation.
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
As a franchisee and licensee we have obligations to our Franchisor.  We are obligated to pay the Franchisor royalties on gross sales from all Southern Hospitality restaurants, including those under the Master License Agreement that we entered into with the Franchisor.  These fees will require that the Company devote a substantial amount of its financial resources to paying such fees, which could negatively affect the Company’s results of operations and liquidity.

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

We have signed leases under long-term non-cancelable terms for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms. Our current SHD lease for our first Denver restaurant is a non-cancelable ten-year lease with an option to renew for two five year terms. Our current Colorado Springs lease is a non-cancelable ten-year lease with an option to renew for a ten-year term.  Our current Lone Tree lease is a non-cancelable ten-year lease with an option to renew for two five-year terms.  If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks.

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

The Company is not required to establish a sinking fund (or any similar type of segregated accounts) for the repayment of its debt. There can be no assurance that the Company’s business operations will generate sufficient cash flow from operations to meet its debt service requirements and the potential payment of principal in cash when due, and if the Company is unable to do so, it may be required to liquidate assets, to refinance all or a portion of the indebtedness or seek to obtain additional financing.

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

There may be future sales or other dilution of our equity which may adversely affect the market price of our common stock. We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders. Our Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, rights and preferences with respect to dividends or upon the liquidation, or winding up of our business and other terms. Currently, our Series A Preferred shareholders hold a substantial block of voting power. If we issue additional preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue additional preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be adversely affected.

Item 2. PROPERTIES

The Company’s principal executive office, for all operations, is located at 2 North Cascade Avenue, Suite 1400, Colorado Springs, CO 80903.  The Company does not own any real property.  The following table provides certain information regarding our businesses leased as of December 31, 2014:

			Operating
	Principal	Lease	Square
Location	Uses	Commenced	Feet	Interest
Denver, Colorado	Restaurant	2012	7,464	Leased (a)
Colorado Springs, Colorado	Corporate Office	2013	4,450	Leased (b)
Colorado Springs, Colorado	Restaurant	2013	9,191	Leased (c)
Lone Tree, Colorado	Restaurant	2014	5,513	Leased (d)

(a) (b)
Occupied under the terms of a 124.5 month lease with an unaffiliated party.  We pay $15,550 per month escalating up to $20,289 per month in year 10.
Occupied under the terms of a 78 month lease with an unaffiliated party.  We pay approximately $5,800 per month escalating up to $6,000 per month in year 6.

(c)	Occupied under the terms of a 120 month lease with a related party. We pay $33,424 per month escalating by approximately 10% every 60 months.
(d)	Occupied under the terms of a 120 month lease with an unaffiliated party. We pay approximately $8,960 per month escalating up to $9,855 in year 10.

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

Quarter Ended	High	Low
December 31, 2014	$0.81	$0.15
September 30, 2014	0.67	0.30
June 30, 2014	0.97	0.31
March 31, 2014	1.01	0.34
December 31, 2013	$1.30	$0.30
September 30, 2013	1.50	1.05
June 30, 2013	2.85	0.51
March 31, 2013	3.00	1.92

The closing sales price of the Company’s common stock as reported on February 25, 2015, was $0.31 per share, which was last reported trade of the Company’s common stock on the OTCQB.

Holders

As of December 31, 2014, there were 255 holders of record of the Company’s common stock and 6 holders of record of our Series A preferred stock. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Since its inception, the Company has not declared or paid cash or other dividends on its common stock.  The Company has no plans to pay any dividends, although it may do so if its’ financial position changes.  There are no restrictions in the Registrant’s articles of incorporation or bylaws that restrict it from declaring dividends.

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

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,637,039	$0.29	362,961

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through February 28, 2015, have been previously reported as required in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

As of February 28, 2015, the Company sold 91,291 shares of its common stock at $0.30 for total gross proceeds of $27,387 and 300,000 shares of its common stock at $0.20 per share for total gross proceeds of $60,000.  The Company relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.  No commission or other remuneration were paid on the sales.

Repurchases of Equity Securities

The Company did not repurchase any shares of the Company’s common stock during the year ended December 31, 2014.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;

•	Our results of operations for the years ended 2014 and 2013;

•	Our liquidity and capital resources;

•	Any off balance sheet arrangements we utilize;

•	Any contractual obligations to which we are committed;

•	Our critical accounting estimates;

•	The inflation and seasonality of our business; and

•	New accounting standards that affect our company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

Results of Operations – Years ended December 31, 2014 and 2013

Revenues

The Company opened its first restaurant in Denver, Colorado on February 21, 2013 (the “SHD” restaurant.  The Company’s second restaurant opened in Colorado Springs, CO on January 27, 2014 (the “SHSK” restaurant). The Company recognized $5,144,500 and $2,099,000 in revenues from January 1, 2014 through December 31, 2014 and February 21, 2013 through December 31, 2013, respectively.  The primary increase in 2014 over 2013 was due to the additional store opening in 2014.

Operating Expenses

For the years ended December 31, 2014 and 2013, the Company’s operating expenses were $8,776,000 and $4,465,000, respectively. The operating expenses in 2014 included organization and merger costs of BBHC and its subsidiaries and opening the SHSK restaurant. The operating expenses in 2013 were primarily for operating the SHD restaurant. The largest expense in 2014 and 2013 was the restaurant operating costs totaling approximately $5,490,000 and $2,321,800, respectively. The Company’s next largest operating expenses during its 2014 and 2013 fiscal years were its general and administrative expenses totaling approximately $2,405,000 and $1,214,000, respectively. These expenses primarily included recurring corporate costs (such as payroll and related expenses), costs incurred related to the initiation and organization of the corporate business component. General and administrative and selling and marketing expenses for the years ended December 31, 2014 and 2013 also included approximately $574,900 and $461,740 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $444,400 and $19,000 in selling and marketing expenses during the years ended December 31, 2014 and 2013, respectively. The Company expects to incur general and administrative expenses going forward as it grows its operations. The Company anticipates that the net loss may continue in the foreseeable future due to the overall expansion of the Company and its subsidiaries.

Other Income (Expense)

For the years ended December 31, 2014and 2013, the Company recognized other expense of approximately $137,400 and $515,700, of which all was attributable to interest expense. The decrease in 2014 over 2013 was primarily due to the additional expense incurred in 2013 as a result of promissory notes being converted to common stock in 2013 resulting in additional accretion of interests relating to beneficial conversion feature.

Liquidity and Capital Resources

As of December 31, 2014, the Company had working capital of approximately $525,000 and had $1,182,100 of cash, which represents a $1,168,500 increase in cash from December 31, 2013. The Company’s total assets and current assets also increased as of December 31, 2014, when compared to December 31, 2013 primarily due to the increase in prepaid expenses, property and equipment, and cash. As noted above, the Company had a net loss during the years ended December 31, 2014 and 2013. Further, as of December 31, 2014, the Company had an accumulated deficit of approximately $8,692,000. Although the Company believes its revenues will increase in 2015, for at least the near term, the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

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

The Company believes that the proceeds from the issuance of its equity securities and notes, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses through 2015. However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period. As noted above, the Company may need to raise additional capital to fund its projected business expenditures and operations. There can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.

The Company will continue to seek additional capital to help fund its operations in the near term. However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all. As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s financial statements as of, and for the year ended, December 31, 2014, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

Current Liabilities

The Company’s current liability for convertible and other notes payable and accrued interest as of December 31, 2014 and 2013, is $465,900 and $476,500. Accounts payable as of December 31, 2014, is $91,800 compared to $81,000 as of December 31, 2013. Accrued expenses as of December 31, 2014, were $229,500 compared to $78,600 as of December 31, 2013.  The increase in accrued expenses and accounts payable is due to operating an additional restaurant location in 2014 over 2013.

Operating Activities

Net cash used in operating activities was approximately $2,355,100 in 2014, as compared to net cash used in operating activities of approximately $1,689,300 in 2013. The increase in net cash used in operating activities in 2014 (compared to 2013) was primarily due to the increase in net loss for the 2014 period, as compared to the 2013 period.

Investing Activities

Net cash provided by investing activities in 2014 was approximately $493,800, as compared to net cash used in investing activities of approximately $1,238,300 for the period of 2013. Net cash used in investing activities in 2014 and 2013 were primarily the result of cash used for purchases of property and equipment. Cash from investing activites in 2014 included $869,900 of cash acquired in the BBHC business acquisition.

Financing Activities

Net cash provided by financing activities in 2014 was approximately $3,030,000, compared to approximately $1,979,000 in 2013. Approximately $1,255,000 of cash was provided in 2014 from the issuance of common stock compared $1,368,000. Additionally, the net cash included in financing activities in 2014 included cash of $1,774,800 in exchange for promissory notes, compared to $404,800 of cash for promissory notes in 2013.  The non-controlling interest holders contributed $225,980 in 2013 compared to $0 for the year ended December 31, 2014.

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

Intangible Assets

The intangible asset at December 31, 2014 and 2013, represents franchise license costs for SHD. These costs are amortized over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

Property and Equipment

Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes other relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value.

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

The estimated useful lives are as follows:

Leasehold improvements 10 years
Furniture and fixtures 3-10 years
Equipment 3-7 years

Leases and Deferred Rent

The Company intends to lease substantially all of its restaurant properties. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period. Deferred rent also includes tenant improvement allowances the Company may receive, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

Convertible Debt and Warrants

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

In addition, the Company has issued warrants to purchase common shares of the Company; in some instances along with debt.  Warrants are valued using a fair value based method, whereby the fair value of the warrant is determined at the warrant issue date using a market-based option valuation model based on factors including an evaluation of the Company’s value as of the date of the issuance, consideration of the Company’s limited liquid resources and business prospects, the market price of the Company’s stock in its mostly inactive public market and the historical valuations and purchases of the Company’s warrants.  When warrants are issued in combination with debt or equity securities, the warrants are valued and accounted for based on the relative fair value of the warrants in relation to the total value assigned to the debt or equity securities and warrants combined.

Revenue Recognition

As of February 21, 2013, the Company began revenue generating activities through SHD. At such time the Company generates revenue through it restaurant operations, it intends to do so pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance.

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

Recently Issued and Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early application permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

Management has not identified any other recently issued accounting standards that it believes may have a significant impact on the Company’s consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following the signature page of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of December 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our President (the person who performs the functions of our principal executive officer) and our Chief Financial Officer (the person who performs the functions of our principal financial officer). Based upon that evaluation, our President (the person who performs the functions of our principal executive officer) and Chief Financial Officer (the person who performs the functions of our principal financial officer) concluded that because of the material weaknesses in our internal control over financial reporting, described below, that our disclosure controls and procedures were not effective as of December 31, 2014.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management Report on Internal Control Over Financial Reporting.

Management of the Company is also responsible for establishing and maintaining  internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act.

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

As of December 31, 2014, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2014 and that material weaknesses in ICFR existed as more fully described below.

Management identified the following control deficiencies that represent material weaknesses as of December 31, 2014:

(1)
Lack of an independent audit committee or audit committee financial expert.  We have not identified an audit committee financial expert on our board of directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

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

Due to a lack of financial and personnel resources, we likely will not take any immediate action to remediate these material weaknesses.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The table below sets forth the names, titles, and ages of the members of the Company’s Board of Directors, director nominees and its executive officers.   Executive officers of the Company are appointed by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors.  Mitchell R. Roth, who is President and acting principal executive officer of the Company, is the son of JW Roth, who is Chairman of the Board of Directors of the Company.  There was no agreement or understanding between the Company and any director, director nominee or executive officer pursuant to whom he was selected as an officer or director.  The Company expects to hold its annual meeting on March 9, 2014 and has filed a proxy statement with the SEC identifying the slate of board nominees for election at the meeting. Persons identified below as director nominees are those included in the slate, but do not currently serve on the Board.

Name	Position	Age	Year Appointed as Officer or Director
Robert B. Mudd	Director, Former Interim CFO	44	2013
	Former President & CEO		2014
JW Roth	Former Director & Chairman of the Board	51	2012
	Director & Chairman of the Board		2014
David Lavigne	Director	53	2014
Richard D. Steward	Director	71	2014
James J. Fenlason	Director	54	2014
Robert L. Cohen	Director	53	2014
Brent B. Wood	Director	46	2014
Jane Norton	Director Nominee	60	2014
Mitchell Roth	President and Director Nominee	25	2014
Heather Atkinson	Chief Financial Officer, Secretary and Treasurer	37	2014
Shawn Owen	Chief Operating Officer	35	2014

Robert B. Mudd, age 44, served as a Director and the interim Chairman of the Board, interim Chief Executive Officer and interim Chief Financial Officer from June 2013 through January 22, 2014.  Mr. Mudd served as President, CEO, and Director from January 22, 2014 through June 1, 2014.  Mr. Mudd has over 20 years of business management experience and has served in a number of executive roles, ranging from COO to CEO. His first 15 years were spent in the technology and telecommunications industry. Mr. Mudd holds outside business interests where, most recently, he was the COO of Children’s HopeChest from January 2009 through November 2012 and COO of Accredited Members, Inc. from November 2012 through June 2013. He is a co-founder of Bourbon Brothers Holding Company, LLC (which the Company acquired in January 2014) and is a member and former manager of several of its related parties including Bourbon Brothers, LLC and Bourbon Brothers #14, LLC.  He is also the co-founder and CEO of the Story Company from January 2011 through today.  He has a bachelor’s degree in Education from the University of Louisville.

JW Roth, age 51, served as the Company’s Chairman of the Board from inception through May 17, 2013 and from January 22, 2014 to present.  Mr. Roth was actively involved in all phases of the Company’s development. He is the founder of Bourbon Brothers Holding Company, LLC (which the Company acquired in January 2014) and several of its related party entities including Bourbon Brothers, LLC, Bourbon Brothers #14, LLC, Cathedral Peaks Capital, LLC and Roth Development Company, LLC.  Mr. Roth was Co-Chairman and CEO of Accredited Members Acquisition Corporation through July 2013 and was a founding member of Accredited Members, Inc. Mr. Roth served as a director of Disaboom, Inc. from its inception through May 2009. Since 1997 Mr. Roth has served as the as the President of JW Roth & Company, Inc., a consulting company.  Prior to founding JW Roth & Company, Mr. Roth worked in the financial sales industry for American National Insurance Company and the Prudential Insurance Company.  Additionally, Mr. Roth has worked for, and been associated with, the business development of several companies such as Fear Creek Ranches, IMI Global, Inc., CattleNetwork, Inc., Front Porch Direct, and AspenBio Pharma, Inc.

David Lavigne, age 53, was appointed as a member of the Board of Directors of the Company on March 5, 2014.  Mr. Lavigne is also currently a member and manager of Cathedral Peaks Capital, LLC, a privately-owned Colorado LLC and was a founder of Bourbon Brothers Holding Company, LLC in 2013 before being acquired by Bourbon Brothers Holding Corporation in January 2014. Mr. Lavigne co-founded Accredited Members Acquisition Corporation, a privately-owned Colorado LLC in 2012 and founded EdgeWater Research Partners, LLC in 2002, the predecessor of Accredited Members, Inc.  Mr. Lavigne has spent almost 30 years in the financial and investment industries, primarily employed by small, regional sell-side broker-dealers involved in the provisioning of both investment banking and retail investment services.  Mr. Lavigne has served in those organizations as a CEO, a National Sales Manager and Head of Equity Research.  His responsibilities in those positions included sales development, financial reporting, and a host of other management related functions, as well as creating research and analysis for retail and institutional clients, and corporate finance departments of his respective employers.  Mr. Lavigne graduated from the University of Idaho in 1984 with a Bachelor of Science in Finance.

Richard D. Steward, age 71, was appointed a member of the Board of Directors of the Company on March 5, 2014.  In addition to being a Director of the Company, Mr. Steward currently sits on the boards of BCI Construction Inc., a privately-held corporation based in Colorado Springs, and Pikes Peak Range Rider Foundation, a Colorado non-profit corporation.  Mr. Steward has previously sat on the boards for the Colorado Springs Chamber of Commerce, Pikes Peak or Bust Rodeo (associated with the Pikes Peak Ranger Rider Foundation), Ride for the Brand Championship Ranch Rodeo based in Colorado Springs, and Sheet Metal Air Conditioning National Association (SMACNA).  In 1995, Mr. Steward served as the National President of SMACNA.  Mr. Steward is also currently a Trustee for the Sheet Metal Worker’s National Pension Fund.  In 1971, Mr. Steward joined Heating and Plumbing Engineers Inc. and retired as its owner in 2004.  From 1965 to 1971, Mr. Steward worked at Alcoa Aluminum, where he helped develop aluminum beer cans and pull-tabs.  Mr. Steward graduated from Colorado School of Mines where he received a Bachelor of Science in Metallurgical Engineering in 1965.

James J. Fenlason, age 54, was appointed as a member of the Board of Directors of the Company on June 1, 2014. Mr. Fenlason is currently a Member of the Board of Directors of Rocky Mountain Bank & Trust, a privately owned Colorado bank and has held that position since 2013. Furthermore, Mr. Fenlason is an active entrepreneur in the Colorado Springs region with involvement in several successful ventures including: Advantage Marketing, Inc., which he founded and has served as President since 1993; The Home Advantage, LLC which he founded and has served as President since 2005; Deerfield Mobile Home Community, LLC which he founded and has served as President since 2008; Bigg City Holdings, LLC where he has served as CEO since 2010. In addition to his business ventures, Mr. Fenlason served on the board and was the board chairman of America’s Family, LLC a non-profit organization with financial programs and loans for the working poor and an annual Christmas event for 8,000 to 14,000 in Colorado Springs, Colorado. He currently serves on the advisory board of PastorServe in the Western United States.  Mr. Fenlason graduated from Liberty University in 1981 in Lynchburg, Virginia with a Bachelor of Science degree in Accounting.

Robert L. Cohen, age 53, was appointed as a member of the Board of Directors of the Company on September 15, 2014. Mr. Cohen is currently the Chairman and CEO of IMA Financial Group, Inc., a diversified financial services company specializing in retail insurance brokerage, wholesale insurance brokerage, and discretionary money management. IMA is consistently ranked amongst the top 20 independently owned brokers in the United States. Mr. Cohen has been with IMA Financial Group, Inc. since 1986, a member of their Board of Directors since 1994, and served in his current role for the last 15 years. Since 2004, Mr. Cohen has also served as a Co-Founder and Partner of Iron Gate Capital, LLC, a private equity firm created by proven operating executives to invest their capital in compelling growth opportunities. Some of their most successful portfolio companies in the restaurant and hospitality industries include Smashburger, a fast-casual restaurant concept, and CPX Lone Tree Hotel, LLLP, the operator of Hampton Inn and Suites in south Denver, CO, as well as numerous successful real estate investments nationwide. In addition, Mr. Cohen currently serves on the Boards of Atlas Advertising since 2001, Dovetail Solutions since 2007 and Commerce Bank since 2010.  Mr. Cohen graduated from University of Texas at Austin where he received a Bachelor degree in Risk Management and Finance.

Brent Wood, age 46, was appointed as a member of the Board of Directors of the Company on September 15, 2014. Mr. Wood currently serves as the General Manager and Operating Partner of Larry H. Miller Chrysler Dodge Jeep Ram 104th, an automotive dealership and service center in Thornton, CO. Mr. Wood is an active member of Denver community, where he is currently a Partner of Rocky Mountain USSSA (United States Specialty Sports Association), a sports marketing/management company, and a Partner of XL'N Bingo LLC. He also established Brent Wood, Inc., an investment company, where he has served as Director since 2008. Until March 2014, Mr. Wood served as the Co-Owner/Partner of Car Source Multimedia Advertising Group LLC, a company specializing in publications, web services, mobile media, and social media. Mr. Wood graduated from Baylor University where he received Bachelor of Business Administration degrees in Marketing and Management in 1991.

Jane Norton, age 60, is the founder and General Manager of Norton & Associates LLC consulting firm, established in 2012 to advise clients in areas such as government/public policy, non-profits, education, aerospace, emergency preparedness, healthcare and the military.  She served in the administrations of Presidents Reagan and Bush as Regional Director of the U.S. Department of Health and Human Services from 1988-1993; and in the cabinet of Governor Owens as Executive Director of the Colorado Department of Public Health and Environment from 1999-2002.  In 2002 she was elected Colorado’s 46th Lieutenant Governor and served until January of 2007.  Ms. Norton currently serves on the Valor Christian High School Board of Education since February 2013 through the present, Colorado Uplift Executive Committee since May 2013 through the present, John Templeton Foundation International Board of Advisors since July 2014 through the present, Citizen Advisor to the Colorado Emergency Preparedness Partnership since 2013 through the present, and is a Fellow with the Centennial Institute since 2011 through the present. Ms. Norton earned a Bachelor of Science degree with Distinction in Health Sciences from Colorado State University in 1976, a Master of Science degree in Management from Regis University, Denver, Colorado, in 1999 and was awarded an Honorary Doctorate of Humanities degree from Colorado Christian University in 2011.

Mitchell R. Roth, age 25, was appointed President for the Company on June 1, 2014.  Mr. Roth recently joined the Company in November 2013 and has been primarily responsible for corporate development to include capital raising, real estate development, and strategy. Prior to joining the Company, Mr. Roth worked at the investment-banking firm Laidlaw and Company, Ltd. in New York, NY from May 2013 through October 2013. Mr. Roth previously held summer internships at Accredited Members Acquisition Corporation, a Colorado corporation, in 2012 and 2013. Mr. Roth received a Bachelor of Science degree in May 2013 in Business Finance and Economics from Liberty University in Lynchburg, VA. Mr. Roth is licensed with FINRA and holds a Series 7/General Securities and Series 63 licenses.

Heather Atkinson, age 37, was appointed Chief Financial Officer effective January 22, 2014. Prior to joining the Company, Ms. Atkinson was the controller of Accredited Members Acquisition Corporation and subsidiaries and its predecessor, Accredited Members Holding Corporation, positions which she has held since 2010. Prior to these roles, Ms. Atkinson was a controller, along with other accounting staff roles, at Lee Hecht Harrison for over eight years.  Ms. Atkinson has over 15 years of accounting, finance and financial reporting experience in both public and private companies including consolidations, shareholder relations, SEC reporting, internal and external financial statement reporting, budgeting, cash forecasting, mergers and acquisitions, restructuring and international accounting while working closely with the outside audit and legal firms.  She is a licensed CPA and holds a Bachelor of Science degree in Accounting from Evangel University.

Shawn Owen, age 35, was appointed Chief Operating Officer for the Company on March 5, 2014.  Prior to joining the Company, Mr. Owen served as the General Manager at Southern Hospitality Denver from August 2012 through February 2014. Mr. Owen has spent his entire career in restaurant operations and management, as manager of restaurant operations at The Walnut Brewery in Boulder, Colorado from 2011 to 2012, at the New Berlin Entertainment Center in New Berlin, Wisconsin, from 2010 to 2011, and at Stonefire Pizza Co. in New Berlin, Wisconsin from 2006 through 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2014, and subsequently, all Forms 3 and Forms 4 were filed timely with the exception of the following: Mr. JW Roth inadvertently failed to file a report on a timely basis relating to a gift of shares on March 3, 2014. Mr. Lavigne inadvertently failed to file a report on a timely basis relating to a gift of shares on March 3, 2014; and Mr. Mudd inadvertently failed to file a report relating to one transaction involving a reduction in stock options in March 2014.

Code of Ethics

The Company adopted a code of ethics as of the BB Transaction date of January 22, 2014, and filed these with the Form 10-K for the period ended December 31, 2013, with the SEC on March 19, 2014.

No Audit Committee

The Company does not have a separately designated audit committee.  Instead, the entire Board as a whole acts as the Company’s audit committee.  Consequently the Company does not currently have a designated audit committee financial expert.

Item 11. EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2014 and 2013 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s two most highly compensated executive officers:

The following table sets out the compensation received for the fiscal years December 31, 2014 and 2013 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s two most highly compensated executive officers:

				Option		All Other
Name and	Fiscal	Salary	Bonus	Awards*		Compensation	Total
Principal Position	Year	($)	($)	($)		($)	($)
Mitchell Mitchell Roth,
President (1)	2014	$58,187	$-	$132,140	(8)	$3,690	$194,017
	2013	$5,590	$-	$-		$280	$5,870

Shawn Owen,
Chief Operating Officer (2)	2014	$87,384	$-	$162,264	(9)	$8,741	$258,389
	2013	$72,082	$-	$25,157	(9)	$7,920	$105,159

Robert B. Mudd,
Director, Former Chief Executive Officer (3)	2014	$65,385	$-	$41,758	(10)	$6,160	$113,303
	2013	$51,993	$-	$30,166	(10)	$6,160	$88,319

Stephen J. Cominsky
Former Chief Executive Officer and Director (4)	2014	$-	$-	$-		$-	$-
	2013	$105,000	$20,000	$130,474	(11)	$23,288	$278,762

JW Roth
Chairman of the Board (5)	2014	$93,766	$-	$123,172	(12)	$18,343	$235,281
	2013	$50,000	$-	$13,420	(13)	$7,809	$71,229

Heather Atkinson
Chief Financial Officer, Secretary and	2014	$93,872	$-	$49,977	(14)	$13,437	$157,286
Treasurer (6)	2013	$38,326	$-	$29,632	(14)	$5,578	$73,536

David Lavigne
Former Secretary and Treasurer (7)	2014	$32,248	$-	$49,935	(15)	$18,343	$100,526
	2013	$12,500	$-	$282,315	(16)	$7,809	$302,624

(1)  Mr. Roth has served as the Company’s President since June 1, 2014, through the present.

(2)  Mr. Owen has served as the Chief Operating Officer since March 1, 2014, through the present.

(3)  Mr. Mudd served as the Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board from June 20, 2013, through January 22, 2014.  On January 22, 2014, he began serving as the Chief Executive Officer, President and Director until May 31,  2014, of which he resigned as Chief Executive Officer and President.  He continues to serve as a Director through the present.

(4)  Mr. Cominsky served as the Chief Operating Officer from June 15, 2012, through September 30, 2012.  On October 1, 2012, he became the Company's Chief Executive Officer and also began serving as a Director.  On June 20, 2013, he resigned his positions as Chief  Executive Officer and Director.

(5)  Mr. Roth is a founder of the Company and served as the Company’s Chairman from August 15, 2012, through his resignation date of May 17, 2013.  He has been a Director of the Company since its inception in August 2011 through his resignation date on May 17, 2013. He serves as the Company’s Chairman of the Board since January 22, 2014, through the present.  The salary paid to Mr. Roth was in exchange for services as an employee of the Company and not on behalf of his position as a Director and Chairman of the Board.

(6)  Ms. Atkinson has served as the Company's Chief Financial Officer since January 22, 2014 through the present.

(7)  Mr. Lavigne is a founder of the Company and began serving as the Company's Secretary and Treasurer from its inception in August 2011.  He resigned his positions as of May 17, 2013. He has served as a Company's Director from January 22, 2014, through the present.  The salary paid to Mr. Lavigne was in exchange for services as an employee of the Company and not on behalf of his position as a Director, Treasurer, or Secretary.

(8)  Upon his appointment as the Company’s President, Mr. Roth was granted an option to acquire 300,000 shares of Common Stock at $0.45 per share with 75,000 shares vesting immediately and the remaining shares vesting evenly over three years.

(9)  In March 2014, the Company granted Mr. Owen options to purchase up to 300,000 shares of Common Stock, vesting in equal shares annually over four years, with the first tranche vested fully by March 1, 2015, with an exercise price of $0.50 per share with a five-year term. In addition, this person holds options for 18,243 common shares to vest evenly over two years with the first tranche vested fully by September 30, 2014, with an exercise price of $0.14 with a five-year term. In addition, this person holds options to purchase up to 30,000 shares of Common Stock vesting        in equal parts annually over three years with the first tranche vested fully by February 5, 2015, with an exercise price of $0.45 with a five-year term. Finally, Mr. Owens hold options to purchase 30,000 common shares that vested evenly over two years, these options are fully vested, and have an exercise price of $1.50 with a five year term.

(10)  On August 19, 2013, Mr. Mudd was granted options to acquire 304,854 shares of Common Stock to vest evenly over a three year vesting period.  The first tranche vested in August 2014 at an exercise price of approximately $0.000274 per share.

(11)  Upon his appointment as the Company's Chief Executive Officer, Mr. Cominsky was granted an option to acquire 660,368 shares of Common Stock at $0.0150677 per share with 66,035 shares vesting immediately and the remaining shares vesting upon certain criteria.  Mr. Cominsky exercised 66,035 shares in March 2013.  In connection with his resignation on May 17, 2013, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013.  He exercised these options in a cashless exercise and the stock certificate was being held by the Company per a lock-up agreement through March 2014, at which time the certificate was released by the Company.

(12)  In January 2014, the Company granted Mr. Roth options to purchase up to 729,707 shares of Common Stock vesting evenly over four years with the first tranche vested fully by January 9, 2015, with an exercise price of $0.0685 with a five-year term.  As of November 6, 2014, the Company entered into a financing agreement with Rocky Mountain Bank & Trust for up to $200,000 that Mr. Roth personally guaranteed. In turn for his personal guarantee, the vesting of these options for 729,707 shares of Common Stock became immediately vested.

(13)  On December 14, 2012, the Company entered into an indemnification agreement with JW Roth for his personal risk regarding personal guarantees in favor of Southern Hospitality Franchising & Licensing, LLC (the “Franchisor”), which are the subject of an Area Development Agreement between the Franchisor and Southern Hospitality Franchisee Holding Corporation, a wholly owned subsidiary of the Company. In addition to the indemnification agreements, the Company compensated Mr. Roth for his personal guarantee in the form of a warrant for 200,000 shares exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.

(14)  On August 19, 2013, the Company granted Ms. Atkinson options to purchase up to 364,854 shares of Common Stock of the Company which were scheduled to vest in substantially equal annual installments over four years beginning on August 19, 2014 with an exercise price of approximately of $0.000274 per share.

(15)  In March 2014, the Company granted options to Mr. Lavigne for 100,000 common shares with a one year vesting term and an exercise price of $0.51 per share in connection with his appointment to the Board of Directors of the Company.

(16)  Mr. Roth and Mr. Lavigne are founders of AMHC Managed Services, Inc. ("AMMS").  Mr. Roth served as the CEO through July 31, 2013, and continues to be a controlling shareholder.  Mr. Lavigne serves as the Company's CEO and CFO and is a controlling shareholder.  The fees paid by the Company to AMMS are shown under Mr. Lavigne for 2013 in regards to AMMS for disclosure purposes.

(*) Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See Note 8 to the consolidated financial statements for the year ended December 31, 2014, for discussion regarding assumptions used to calculate fair value under the Black-Scholes–Merton valuation model.

Compensation Committee Interlocks and Insider Participation

The Board of Directors acting in lieu of a compensation committee, is charged with reviewing and approving the terms and structure of the compensation of the Company’s executive officers.  To date, the Company has not retained an independent compensation committee to assist the Company review and analyze the structure and terms of the Company’s executive officers.  Moreover, throughout much of the Company’s fiscal year, the same persons serving on the Board also served as Company executive officers.

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

Company management is responsible for reviewing the base salary, annual bonus and long-term compensation levels for other Company employees, and the Company expects this practice to continue going forward.  The entire Board of Directors remains responsible for significant changes to, or adoption, of new employee benefit plans.  The Company believes that, as a relatively new company, its compensation structure is fair to its executive officers as it is intended to balance the Company’s need to minimize its overhead costs yet reward its executives for individual performance and company performance.

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

The Company believes that the compensation environment for qualified professionals in the industry in which we operate is competitive.  In order to compete in this environment, the compensation of our executive officers is primarily comprised of the following components:

●	Base salary;
●	Stock option awards and/or equity based compensation;
●	Discretionary cash bonuses; and
●	Other employment benefits.

Base Salary.  Base salary, paid in cash, is the first element of compensation to our officers.  In determining base salaries for our key executive officers, the Company aims to set base salaries at a level we believe enables us to hire and retain individuals in a competitive environment and to reward individual performance and contribution to our overall business goals.  The Board of Directors believes that base salary should be relatively stable over time, providing the executive a dependable, minimum level of compensation, which is approximately equivalent to compensation that may be paid by competitors for persons of similar abilities.  The Board of Directors believes that base salaries for our executive officers are appropriate for persons serving as executive officers of public companies similar in size and complexity to the Company.

During the Company’s 2014 and 2013 calendar years it paid its executive officers the following base salaries:

●	Stephen J. Cominsky was paid a salary of $210,000 in 2013.
●	Robert B. Mudd was paid a salary of $150,000 in 2014.
●	Mitchell R. Roth was paid a salary of $90,000 in 2014.
●	Shawn Owen was paid a salary of $90,000 in 2014.
●	Heather Atkinson was paid a salary of $90,000 in 2014.

Stock Option Plan Benefits.  The Company believes that equity based compensation helps align management and executives’ interests with the interests of our shareholders.  Our equity incentives are also intended to reward the attainment of long-term corporate objectives by our executives.  We also believe that grants of equity-based compensation are necessary to enable us to be competitive from a total remuneration standpoint.   At the present time, we have one equity incentive plan for our management and employees, the 2012 Stock Option Plan.

We have no set formula for granting awards to our executives or employees.  In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.  The Company has granted certain of its executive officers stock options under the Company’s 2012 Stock Option Plan.

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

During fiscal year 2013, we paid a discretionary cash bonus to a Company’s executive officer, Mr. Cominsky.  In general, the bonuses paid to these executive officers were determined by the Board.

Other Compensation/Benefits.  Another element of the overall compensation is through providing our executive officers are various employment benefits, such as the payment of a monthly allowance for health care insurance and other benefits costs.

Stock Option, Stock Awards and Equity Incentive Plans

In accordance with the Company’s 2012 Stock Option Plan, the Company granted certain of its executive officers stock options during the Company’s 2014 fiscal year. The following table sets forth the outstanding equity awards for each named executive officer at December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities
	Underlying Unexercised
	Options (#)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Un-exercisable	Price ($)	Date

Mitchell R. Roth, President (1)	75,000	225,000	$0.45	08/21/2019
Heather Atkinson, CFO (2)	--	273,640	$0.000274	08/19/2019
Shawn Owen, COO (3)	30,000	--	$1.50	03/26/2018
	9,122	9,122	$0.14	09/29/2018
		30,000	$0.45	02/14/2019
		300,000	$0.50	02/28/2019

(1)	Upon his appointment as the Company’s President, Mr. Roth was granted an option to acquire 300,000 shares of Common Stock at $0.45 per share with 75,000 shares vesting immediately and the remaining shares vesting evenly over three years.

(2)	On August 19, 2013, the Company granted Ms. Atkinson options to purchase up to 364,854 shares of Common Stock which were scheduled to vest in substantially equal annual installments over four years beginning on August 19, 2014 with an exercise price approximately of $0.000274 per share. On August 19, 2014 Ms. Atkinson exercised her option to purchase 91,124 share of Common Stock.

(3)	In March 2014, the Company granted Mr. Owen options to purchase up to 300,000 shares of Common Stock, vesting in equal shares annually over four years, with the first tranche vested fully by March 1, 2015, with an exercise price of $0.50 per share with a five-year term. In addition, Mr. Owen holds options to purchase 30,000 shares of Common Stock vesting in equal parts annually over three years with the first tranche vested fully by February 5, 2015, with an exercise price of $0.45 and five-year term. Further, Mr. Owens holds options for 18,243 common shares to vest evenly over two years with the first tranche vested fully by September 30, 2014, with an exercise price of $0.14 with a five-year term. Finally, Mr. Owens hold options to purchase 30,000 common shares that vested evenly over two years, these options are fully vested, and have an exercise price of $1.50 with a five year term.

Compensation of Directors

To date, the Company has not provided compensation to the persons serving as its directors on the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership of Directors and Management

The number of shares outstanding of the Company’s stock at February 28, 2015, was 49,174,654 common shares and 4,884,859 Series A preferred shares.  The following table sets forth the beneficial ownership of the Company’s common stock as of February 28, 2015, by each director and each executive officer of the Company and by all directors and executive officers as a group.   To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our common stock these securities are included in the column regarding that shareholders’ common stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Position	Common Stock - Amount and Nature of Beneficial Ownership		Percent of Common Stock	Series A Preferred Stock-Amount and Nature of Beneficial Ownership		Percent of Series A Preferred Stock	All Stock-Amount of Beneficial Ownership(9)	Voting Power (10)
JW Roth 2 North Cascade Ave, Suite1400 Colorado Springs, CO 80903	Chairman of the Board	6,828,887	(1)	13.89%	2,228,034	(2)	45.61%	9,056,921	36.50%

Robert B. Mudd 2 North Cascade Ave, Suite 1400 Colorado Springs, CO 80903	Director Former CEO & President & Interim CFO	1,434,749		2.92%	–		*	1,434,749	*

Mitchell R. Roth
2 North Cascade Ave, Suite 1400	Director Nominee &
Colorado Springs, CO 80903	President	75,000	(3)	*	228,034		4.67%	303,034	3.37%

David Lavigne
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	3,113,878	(4)	6.33%	1,000,000		20.47%	4,113,878	16.41%

Richard D. Steward
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	1,840,692	(5)	3.74%	–		*	1,840,692	*

James J. Fenlason
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	333,333		*	–		*	333,333	*

Robert L. Cohen
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	134,436	(6)	*	–		*	134,436	*

Brent B. Wood
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	96,666(7)		*	–		*	96,666	*

Heather Atkinson
2 North Cascade Ave, Suite 1400	CFO, Secretary &
Colorado Springs, CO 80903	Treasurer	456,068		*	–		*	456,068	*

Shawn Owen
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	COO	132,424	(8)	*	–		*	132,424	*

Jane Norton
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director Nominee	–		*	–		*	–	*

All current directors and executive officers as a group		14,446,133		29.38%	3,456,068		70.75%	17,902,201	58.87%

(1)
Includes 200,000 shares in the form of a warrant exercisable at $1.00 per share and 182,427 common shares. Also, includes options to acquire 729,707 shares at $0.0685 per share which vested on November 6, 2014 in exchange for Mr. Roth’s personal guarantee for a loan at Rocky Mountain Bank & Trust, 4,346,087 owned by his spouse as trustee for the KMR Living Trust Dated Nov. 19, 2012 and 1,370,666 shares owned by Accredited Members Acquisition Corp., an entity controlled by Mr. Roth and Mr. Lavigne.

(2)	Includes 228,034 shares owned by his minor daughter and 2,000,000 shares owned by Mr. Roth as trustee for the JWR Living Trust Dated Nov. 19, 2012.

(3)	Includes options to acquire 75,000 shares of Common Stock at $0.45 per share.

(4)
Includes options to acquire 100,000 shares at $0.51 per share, fully vesting on March 1, 2015 and 56,800 common shares. Also, includes 1,370,666 shares owned by Accredited Members Acquisition Corp., an entity controlled by Mr. Roth and Mr. Lavigne and 1,586,412 shares owned by his spouse.

(5)
Includes options to acquire 100,000 shares at $0.51 per share which were granted in connection with Mr. Steward’s appointment to the Board of Directors and in exchange for Mr. Steward’s personal guarantee for a loan at Rocky Mountain Bank & Trust these options became immediately exercisable on November 6, 2014. Also, includes options to acquire 150,000 options at $0.40 per share which vested in full on July 17, 2014.

(6)	Includes 134,436 shares owned by Dakotah Investments, LLC, an entity controlled by Mr. Cohen.

(7)	Includes 30,000 shares in the form of a warrant exercisable at $0.30 per share.

(8)
Includes options to acquire 9,122 shares of Common Stock at $0.137 per share, options to acquire 75,000 shares at $0.50 per share, options to acquire 10,000 shares at $0.45 per share, and options to acquire 15,000 shares at $1.50 per share.

(9)	Common Stock and Series A Preferred Stock (on a 1:1 converted basis to Common Stock).

(10)	Calculated based on one vote per common share and 25 votes per share of Series A Preferred Stock.

Security Ownership of Certain Beneficial Owners

The following table sets forth the persons who beneficially own of record, or was known to own beneficially, more than 5% of the Company’s Common Stock and/or Series A Preferred Stock as of February 28, 2015.  To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our Common Stock these securities are included in the column regarding that shareholder’s Common Stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock	Amount and Nature of Beneficial Ownership of Series A Preferred Stock		Percent of Series A Preferred Stock	All Stock-Amount of Beneficial Ownership	Voting Power(5)

JW Roth	6,828,887	(1)	13.89%	2,228,034	(2)	45.61%	9,056,921	36.50%
2 North Cascade Ave Suite 1400
Colorado Springs, CO 80903

David Lavigne	3,113,878	(3)	6.33%	1,000,000		20.47%	4,113,878	16.41%
2 North Cascade Ave Suite 1400
Colorado Springs, CO 80903

Stephen J. Cominsky	346,180	(4)	*	1,200,757		24.58%	1,546,937	17.73%
5935 Blue Sage Way
Littleton, CO 80123

(1)
Includes 200,000 shares in the form of a warrant exercisable at $1.00 per share and 182,427 common shares. Also, includes options to acquire 729,707 shares at $0.0685 per share which vested on November 6, 2014 in exchange for Mr. Roth’s personal guarantee for a loan at Rocky Mountain Bank & Trust, 4,346,087 owned by his spouse as trustee for the KMR Living Trust Dated Nov. 19, 2012 and 1,370,666 shares owned by Accredited Members Acquisition Corp., an entity controlled by Mr. Roth and Mr. Lavigne.

(2)	Includes 228,034 shares owned by his minor daughter and 2,000,000 shares owned by Mr. Roth as trustee for the JWR Living Trust Dated Nov. 19, 2012.

(3)
Includes options to acquire 100,000 shares at $0.51 per share, fully vesting on March 1, 2015 and 56,800 common shares. Also, includes 1,370,666 shares owned by Accredited Members Acquisition Corp., an entity controlled by Mr. Roth and Mr. Lavigne and 1,586,412 shares owned by his spouse.

(4)	Includes 19,058 shares owned by Mr. Cominsky’s spouse.

(5)	Calculated based on one vote per common share and 25 votes per share of Series A Preferred Stock.

*Less than 1%.

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

Robert B. Mudd has substantial business interests in the restaurant space and real estate property related to restaurants. Mr. Mudd may continue to buy real estate, engage in real estate transactions with third parties, and then lease the space to the Company. Mr. Mudd acted as a manager for, and held a substantial equity interest in, Bourbon Brothers Holding Company, LLC prior to its acquisition by the Company in January 2014 and holds a substantial equity interest in several other related party entities including Bourbon Brothers, LLC and Bourbon Brothers #14, LLC.

J.W. Roth has substantial business interests in the restaurant space and real estate property related to restaurants.  Mr. Roth may continue to buy real estate, engage in real estate transactions with third parties, and then lease the space to the Company.  He is the founder of, and owned a substantial interest in, Bourbon Brothers Holding Company, LLC (which the Company acquired in January 2014) and holds a substantial equity interest in several other related party entities including Bourbon Brothers, LLC, Bourbon Brothers #14, LLC, Cathedral Peaks Capital, LLC and Roth Development Company, LLC.  In December 2012, Mr. Roth entered into an indemnification agreement with the Company for his personal risk regarding personal guarantees in favor of Southern Hospitality Franchising & Licensing, LLC, which is the subject of a Franchise Agreement between Southern Hospitality Franchising & Licensing, LLC and Southern Hospitality Franchisee Holding Corporation, a wholly owned subsidiary of the Company and received compensation in the form of a warrant for 200,000 of common shares.  In November 2014, Mr. Roth (along with Richard D. Steward) personally guaranteed a loan between Southern Hospitality Lone Tree, LLC f/k/a 53 Peaks Lonetree LLC, a wholly owned subsidiary of the Company and Rocky Mountain Bank & Trust to purchase kitchen equipment for the restaurant location and in exchange Mr. Roth’s options for 729,707 shares of Common Stock granted on January 22, 2014 became immediately exercisable.  This personal guarantee has since been released.  In December 2014, Mr. Roth personally guaranteed a loan on behalf of Bourbon Brothers #14, LLC allowing Bourbon Brothers #14, LLC the ability to subsequently loan to the Company $1,250,000 in exchange for the personal guarantee, Mr. Roth received a warrant for the purchase of 7,500,000 shares of Common Stock exercisable after one year.

David Lavigne held a substantial equity interest in Bourbon Brothers Holding Company, LLC (which the Company acquired in January 2014) and holds a substantial equity interest in several other related party entities including Bourbon Brothers, LLC, Bourbon Brothers #14, LLC, and Cathedral Peaks Capital, LLC.

Richard D. Steward has nominal equity interests in several related party entities including Bourbon Brothers, LLC and Bourbon Brothers #14, LLC. In November 2014, Mr. Steward (along with Mr. Roth) personally guaranteed a loan between Southern Hospitality Lone Tree, LLC f/k/a 53 Peaks Lonetree LLC, a wholly owned subsidiary of the Company and Rocky Mountain Bank & Trust to purchase kitchen equipment for the restaurant location and in exchange Mr. Steward’s options for 100,000 shares of Common Stock granted on March 5, 2014 became immediately exercisable.  This personal guarantee has since been released.

Robert L. Cohen is currently the Chairman and CEO of IMA Financial Group, Inc., a diversified financial services company specializing in retail insurance brokerage, wholesale insurance brokerage, and discretionary money management.  The Company has in the past and may continue to do so in the future, purchase insurance products from IMA Financial Group, Inc.  To the Company’s knowledge, Mr. Cohen has not been compensated by IMA Financial Group, Inc. in connection with any products or services provided to the Company.

Heather Atkinson is currently the manager of Bourbon Brothers #14, LLC. BB14 received a warrant from BBHC as partial consideration the loan from BB14 to BBHC in the aggregate principal amount of 7,500,000.  Mr. Atkinson was assigned 500,000 of this warrant for her service as manager of BB14.  The warrant is exercisable after one year. Ms. Atkinson also has voting and dispositive control of Bourbon Brothers #14, LLC as manager.

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Mudd, Roth, Lavigne, Steward, Fenlason, Cohen and Wood.  Messrs. Steward, Fenlason, Cohen and Wood are the only directors or director nominees considered “independent” as that term defined by Section 803A of the NYSE MKT LLC Company Guide inasmuch as each of the other directors has had material relationships with the Company.  The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.
Our independent registered public accounting firm, GHP Horwath, P.C., (“GHP Horwath”) performed services in the amount of approximately $58,000 for the calendar year ended December 31, 2014 and $45,000 for the calendar year ended December 31, 2013.  These amounts were for professional services that GHP Horwath provided for the audit of our annual financial statements, as well as for reviews of our quarterly interim financial statements.

Audit-Related Fees.
None.

Tax Fees.
GHP Horwath did not bill us for any tax fees for the fiscal years ended December 31, 2014 and 2013.

All Other Fees.
GHP Horwath did not bill us for any other fees for the fiscal years ended December 31, 2014 and 2013.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved GHP Horwath performing our audit for the 2014 fiscal year.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization with Art Dimensions, Inc.(1)
2.2.1	Acquisition Agreement by and between Smokin Concepts Development Corporation, Bourbon Brothers Holding Company, LLC and JW Roth and Robert B. Mudd, dated September 30, 2013.(2)
2.2.2	First Amendment to Acquisition Agreement by and between Smokin Concepts Development Corporation, Bourbon Brothers Holding Company, LLC and JW Roth and Robert B. Mudd, dated November 8, 2013.(2)
2.2.3	Second Amendment to Acquisition Agreement by and between Smokin Concepts Development Corporation, Bourbon Brothers Holding Company, LLC and JW Roth and Robert B. Mudd, dated January 22, 2014.(3)
3.1	Articles of Incorporation, as amended through January 21, 2015. Filed Herewith.
3.2.	Bylaws, as amended through January 6, 2015. Filed Herewith.
10.1.1
Franchise Agreement by and between SH Franchising & Licensing LLC and Southern Hospitality Franchisee Holding Corporation, dated November 4, 2011, as amended by the First Amendment dated November 4, 2011, as amended by the Second Amendment dated November 9, 2012, and as amended by the Third Amendment dated January 9, 2013.(4)

10.1.2	Amendment and Release Agreement by and between SH Franchising & Licensing LLC, Southern Hospitality Franchisee Holding Corporation, and Southern Hospitality Denver, LLC, dated September 23, 2013.(5)
10.1.3	Fifth Amendment to the Franchise Agreement dated December 30, 2014. Filed Herewith.
10.1.4	Sixth Amendment to the Franchise Agreement dated February 13, 2014. Filed Herewith
10.2	2012 Stock Option Plan, as amended on January 22, 2014.(6)
10.3
Lease Agreement by and between Southern Hospitality Southern Kitchen Colorado Springs, LLC f/k/a Bourbon Brothers Southern Kitchen Colorado Springs, LLC and Bourbon Brothers, LLC, dated May 29, 2013.(7)

10.4	Standard Building Lease by and between Southern Hospitality Franchise Holding Corporation and ELMO, LLC dated April 15, 2012. Filed Herewith.
10.6.1	Lease Agreement by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated July 9, 2014.(8)
10.6.2	First Amendment to the Lease Agreement by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated September 17, 2014.(9)
10.6.3	Guaranty of Lease by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated September 17, 2014.(10)
10.7	License Agreement, as amended and restated, by and between Bourbon Brothers Holding Company, LLC and subsidiaries with Bourbon Brothers, LLC, dated April 18, 2013.(11)
10.8	Loan Agreement by and between Bourbon Brothers #14, LLC and Bourbon Brothers Holding Corporation dated December 31, 2014. Filed Herewith.
14.1	Code of Ethics as adopted by the Board of Directors on January 22, 2014.(12)
21.1	List of subsidiaries and organization chart. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101	Interactive data files. Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on March 8, 2013.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 8, 2013, and filed on January 17, 2014.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 22, 2014, and filed on January 27, 2014.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2013, and filed on March 19, 2014..
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2013, and filed on November 14, 2013.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2013, and filed on March 19, 2014.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 201, and filed on March 19, 2014.
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2014, and filed on October 31, 2014.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2014, and filed on October 31, 2014.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2014, and filed on October 31, 2014.
(11)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2013, and filed on March 19, 2014.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2013, and filed on March 19, 2014.

In accordance with the requirements of Section 13 or 15(d) Exchange Act, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

BOURBON BROTHERS HOLDING CORPORATION

Date: March 6, 2015	By:	/s/ Mitchell Roth
Mitchell Roth, President and acting Principal Executive Officer

Date: March 6, 2015	By:	/s/ Heather Atkinson
Heather Atkinson, CFO, Secretary, Treasurer and acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Date: March 6, 2015	By:	/s/ Mitchell Roth
Mitchell Roth, President and acting Principal Executive Officer

Date: March 6, 2015	By:	/s/ Heather Atkinson
Heather Atkinson, CFO, Secretary, Treasurer and acting Principal Accounting Officer

Date: March 6, 2015	By:	/s/ JW Roth
JW Roth, Director

Date: March 6, 2015	By:	/s/ David Lavigne
David Lavigne, Director

Date: March 6, 2015	By:	/s/ Robert B. Mudd
Robert B. Mudd, Director

Date: March 6, 2015	By:	/s/ Richard D. Steward
Richard D. Steward, Director

Date: March 6, 2015	By:	/s/ James J. Fenlason
James J. Fenlason, Director

Date: March 6, 2015	By:	/s/ Brent B. Wood
Brent B. Wood, Director

BOURBON BROTHERS HOLDING CORPORATION
YEARS ENDED DECEMBER 31, 2014 AND 2013
CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance sheets as of December 31, 2014 and 2013	F-3
Statements of loss for the years ended December 31, 2014 and 2013	F-4
Statements of changes in equity for the years ended December 31, 2014 and 2013	F-5
Statements of cash flows for the years ended December 31, 2014 and 2013	F-6
Notes to financial statements	F-7 – F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Bourbon Brothers Holding Corporation:

We have audited the accompanying consolidated balance sheets of Bourbon Brothers Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of loss, changes in equity, and cash flows for the years ended December 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a limited operating history, it has suffered recurring losses from operations, and has an accumulated deficit at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 6, 2015

BOURBON BROTHERS HOLDING CORPORATION
  CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2014	2013

Assets
Current assets:
Cash and cash equivalents	$1,182,099	$13,611
Prepaid expenses and other	66,023	5,459
Inventory	64,091	31,559
Total current assets	1,312,213	50,629

Deposits	80,525	18,034
Deferred financing costs	28,369	-
Related party receivable	25,787	-
Intangible asset, net	40,625	45,625
Property and equipment, net	2,986,050	2,443,575
Total assets	$4,473,569	$2,557,863

Liabilities and equity
Current liabilities:
Accounts payable	$91,792	$81,015
Accrued expenses	229,539	78,568
Related party notes payable and accrued interest	117,318	204,877
Note payable and accrued interest	218,970	211,614
Convertible notes payable and accrued interest, current portion	129,589	60,000
Total current liabilities	787,208	636,074

Deferred rent	303,070	234,900
Convertible notes payable and accrued interest, less current portion,
(net of $528,019 (2014) and $295,872 (2013) discount)	722,439	532,844
Related party note payable (net of $731,880 (2014) discount)	520,184	-
Total liabilities	2,332,901	1,403,818

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 4,884,859
Issued and outstanding Series A shares - 4,884,859 (2014) and none (2013)	248,994	-
Common stock - no par value;
Authorized shares - 100,000,000
Issued and outstanding shares - 48,783,363 (2014) and 9,629,220 (2013)	7,916,942	4,925,860
Additional paid-in capital	2,602,171	1,086,609
Accumulated deficit	(8,692,743)	(5,297,742)
Total Bourbon Brothers Holding Corporation ("BBHC") equity	2,075,364	714,727
Noncontrolling interest	65,304	439,318
Total equity	2,140,668	1,154,045
Total liabilities and equity	$4,473,569	$2,557,863

See notes to consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF LOSS

	Year ended
	December 31,
	2014	2013

Revenue	$5,144,491	$2,098,925
Operating expenses:
Restaurant operating costs (related party $383,400 for 2014),
exclusive of depreciation and amortization below	5,490,495	2,321,817
General and administrative	2,405,191	1,213,751
Related party management services	-	409,388
Selling and marketing	444,216	18,974
Depreciation and amortization	436,228	250,757
Impairment of franchise fees	-	250,000
Total operating expenses	8,776,130	4,464,687

Loss from operations	(3,631,639)	(2,365,762)

Other expense:
Interest expense	(137,376)	(515,680)

Net loss	$(3,769,015)	$(2,881,442)

Net loss attributable to noncontrolling interest	$(374,014)	$(318,595)

Net loss attributable to BBHC	(3,395,001)	(2,562,847)

Net loss	$(3,769,015)	$(2,881,442)

Basic and diluted net loss per share attributable to BBHC common shareholders	$(0.08)	$(0.29)

Weighted average number of common shares outstanding - basic and diluted	42,302,121	8,882,809

See notes to consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances, December 31, 2012	6,980,270	$2,725,200	-	$-	$673,626	$(2,734,895)	$531,933	$1,195,864
Issuance of common stock for cash	1,901,780	1,368,012	-	-	-	-	-	1,368,012
Conversion of notes payable to common shares	417,828	830,984	-	-	-	-	-	830,984
Stock issued for services	35,554	26,664	-	-	-	-	-	26,664
Warrant issued with a note payable	-	-	-	-	44,494	-	-	44,494
Contribution of cash by non-controlling members	-	-	-	-	-	-	225,980	225,980
Exercise of stock options	327,122	-	-	-	4,976	-	-	4,976
Stock-based compensation	-	-	-	-	263,513	-	-	263,513
Contributed services	-	-	-	-	100,000	-	-	100,000
Repurchase of shares for services	(33,334)	(25,000)	-	-	-	-	-	(25,000)
Net loss	-	-	-	-	-	(2,562,847)	(318,595)	(2,881,442)
Balances, December 31, 2013	9,629,220	4,925,860	-	-	1,086,609	(5,297,742)	439,318	1,154,045
Issuance of common stock and warrants for cash	4,183,042	1,254,913	-	-	-	-	-	1,254,913
Acquisition of BBHCLLC for common and preferred shares	20,274,201	1,033,429	18,242,687	929,878	-	-	-	1,963,307
Stock issued for services	51,678	21,503	-	-	-	-	-	21,503
Exercise of stock options	192,832	53	-	-	-	-	-	53
Exercise of warrants	1,094,562	300	-	-	-	-	-	300
Conversion of preferred shares to common	13,357,828	680,884	(13,357,828)	(680,884)	-	-	-	-
Debt discount on convertible debt allocated to
warrants and beneficial conversion feature	-	-	-	-	308,626	-	-	308,626
Debt discount on long-term debt allocated to warrants					731,880			731,880
Stock-based compensation	-	-	-	-	475,056	-	-	475,056
Net loss	-	-	-	-	-	(3,395,001)	(374,014)	(3,769,015)
Balances, December 31, 2014	48,783,363	$7,916,942	4,884,859	$248,994	$2,602,171	$(8,692,743)	$65,304	$2,140,668

See notes to consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,769,015)	$(2,881,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid management services and guarantees	99,820	194,280
Amortization of debt discount	76,469	387,067
Stock-based compensation	475,056	308,033
Interest attributed to converted debt	47,556	30,985
Contributed services by related party	-	100,000
Stock issued for services	21,503	26,664
Depreciation and amortization	436,228	250,757
Impairment of intangible asset	-	250,000
Changes in operating assets and liabilities,net of business acquisition:
Prepaid expenses	226,054	42,104
Deposit	(24,614)	-
Inventory	(32,532)	(31,559)
Accounts payable	10,777	(373,090)
Related party payable	-	(8,659)
Accrued expenses and interest	9,179	13,258
Deferred rent	68,170	2,335
Net cash used in operating activities	(2,355,349)	(1,689,267)
Cash flows from investing activities
Cash acquired in acquisition	869,907	-
Note receivable advance	(25,334)	-
Purchase of property and equipment	(350,771)	(1,238,298)
Net cash provided by (used in) investing activities	493,802	(1,238,298)
Cash flows from financing activities
Proceeds from exercise of a stock options	53	4,976
Contribution to subsidiary by non-controlling interest	-	225,980
Proceeds from exercise of warrants	300	-
Proceeds from issuance of related party promissory note	115,000	204,877
Sale of common stock and warrants	1,254,913	1,368,012
Proceeds from issuance of promissory notes and warrants	460,000	200,000
Proceeds from bank loan	2,055	-
Repurchase of shares for services from related party	-	(25,000)
Proceeds from issuance of long-term debt, net	1,197,714	-
Net cash provided by financing activities	3,030,035	1,978,845
Net increase (decrease) in cash and cash equivalents	1,168,488	(948,720)
Cash and cash equivalents, beginning	13,611	962,331
Cash and cash equivalents, ending	$1,182,099	$13,611
Supplemental disclosure of non-cash investing and financing activities:
Convertible notes and interest converted to common stock	$-	$830,984
Preferred stock converted to common stock	$680,884	$-
Acquisition of BBHCLLC in exchange for preferred and common stock	$1,963,507	$-
Debt discount related to beneficial conversion features and warrants	$1,040,506	$-
Cash paid for interest	$16,215	$21,600

See notes to consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS

Organization

Bourbon Brothers Holding Corporation (“BBHC” or the “Company”) is a Colorado corporation. The Company, on January 22, 2014, with approval of a majority of the Company’s shareholders, changed its name from Smokin Concepts Development Corporation to Bourbon Brothers Holding Corporation.

Basis of Presentation:

The Company’s subsidiary, SH Franchise & Licensing Corp. f/k/a Southern Hospitality Franchisee Holding Corporation (“SH”) entered into a franchise agreement and area development agreement with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor”) in November 2011. In May 2012, SH formed Southern Hospitality Denver Holdings, LLC (“SHDH”), a wholly-owned subsidiary, and Southern Hospitality Denver, LLC (“SHD”). SHD was formed for the purpose of owning and operating the Company’s first franchised restaurant in Denver, Colorado. As of December 31, 2014 and 2013, SHD is 51% owned by SHDH and 49% owned by a non-controlling interest holder, Southern Hospitality Denver Investments, LLC, a related party.

On September 30, 2013, the Company entered into an Acquisition Agreement with Bourbon Brothers Holding Company, LLC (“BBHCLLC”) to acquire all of the equity interests in BBHCLLC and its subsidiaries (the “BB Transaction”). BBHCLLC is a Colorado limited liability company (“LLC”) formed in May 2013, for the purpose of developing and managing all aspects of operating units related to a recently developed “Bourbon Brothers” brand.  The principals of BBHCLLC were also, at various times, on the board of directors of the Company, and therefore BBHCLLC is considered to be a related party.  As of December 31, 2013, BBHCLLC was a development stage company. BBHCLLC’s subsidiaries (all LLCs formed in April 2013) include Bourbon Brothers Restaurant Group, LLC (“BBRG”), Bourbon Brothers Franchise, LLC (“BBF”) and Bourbon Brothers Brand, LLC (“BBB”). BBRG owns the stores to encompass several Bourbon Brothers brands, and owns Southern Hospitality Southern Kitchen Colorado Springs, LLC (“SHSK”) f/k/a Bourbon Brothers Southern Kitchen Colorado Springs, LLC, which opened its first restaurant in January 2014, and for which SHSK is 51% owned by BBRG as of the date of the BB Transaction and through December 31, 2014. BBRG also owns Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC (“BBSF”). BBB manages all aspects of the Bourbon Brothers brand and anticipates establishing licensing and royalty agreements with producers of bourbon, spices, cigars and other products that fit the Company’s core brand.  In July 2014, the Company announced that the board of directors approved a third restaurant concept and formed Southern Hospitality Lone Tree, LLC, f/k/a 53 Peaks Lone Tree, a Colorado-themed, casual dining restaurant, with the first location to be in Lone Tree, Colorado.  This location is anticipated to open in April 2015 under the Southern Hospitality name. In connection with the planned restaurant, the Company entered into a Fifth Amendment to the Franchise Agreement (Note 6).

On January 22, 2014, the Company and BBHCLLC closed on the BB Transaction. On that date, the Company issued 20,274,201 shares of common stock to BBHCLLC Class B Non-Voting members and 18,242,687 shares of Series A Convertible Preferred Stock to BBHCLLC Class A Voting members. All outstanding options and warrants to acquire BBHCLLC units were assumed by the Company, applying a 1.82427 conversion ratio. The acquisition of BBHCLLC was accounted for using the acquisition method of accounting. The purchase price was allocated among the assets acquired and liabilities assumed at their estimated fair values, which management believes approximates the net book value of the assets and liabilities.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

Organization
The following table summarizes the estimated fair values of BBHCLLC’s assets and liabilities acquired at the acquisition date (January 22, 2014):
Cash	$869,907
Prepaid and other current assets	362,974
Property and equipment	622,932
Deposits and other assets	242,754
Accounts payable and accrued expenses	(135,260)
Purchase price (estimated fair value of common and preferred shares issued)	$1,963,307

The pro forma effects on the Company’s consolidated results of operations for the year ended December 31, 2014, as if the acquisition had occurred on January 1, 2014, are not material.  The pro forma effects of the acquisition related to the year ended December 31, 2013, as if the acquisition occurred at the beginning of the year, would have had no effect on revenues of $2,098,925, increased loss from operations to $3,360,365, increased net loss to $3,876,045 and increased net loss per share to $0.44, after giving effect to the pro forma adjustment to increase the weighted average number of common shares.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $3.9 million and $2.9 million for the years ended December 31, 2014 and 2013, respectively, and has an accumulated deficit of approximately $8.8 million at December 31, 2014. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating additional restaurants. Through 2014, the Company had been largely focused on its Colorado Springs-based restaurant and working to obtain profitable operations.  The Company has also been working to open its third Colorado restaurant which is scheduled to open in April 2015.

The Company began revenue generating activities in late February 2013 with the opening of its first Denver restaurant, and in January 2014, BBHCLLC’s restaurant, located in Colorado Springs, Colorado, opened and began generating revenues. The Company cannot provide any assurance it will be able to raise funds through a future issuance of debt or equity. The Company’s continued implementation of its business plan is dependent on its future profitability and engaging in strategic transactions, or on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability through its restaurant operations, enter into strategic transactions, or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has concluded that there are no VIE’s subject to consolidation at December 31, 2014. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s consolidated financial statements.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. The areas that require management’s most significant estimates are impairment of long-lived assets, allocation of the purchase price for business combinations, estimating the fair value of debt and equity instruments, and share-based compensation. Actual results could differ from the estimates. Changes in estimates are recorded in the period of change.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of December 31, 2014 and 2013.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their short-term maturities.  The carrying value of long term debt approximates fair value as the interest rates are at interest rates that approximate market rates for borrowings with similar terms and maturities. The carrying amounts of related party receivables and payables are not practicable to estimate based on the related party nature of the underlying transaction.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities (SHD and SHSK), and are reported in equity. From inception through December 31, 2014, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash, of which $0 and $225,980 was contributed during the years ended December 31, 2014 and 2013, respectively.

Pre-opening Costs

Pre-opening costs, such as travel and employee payroll and related training costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also may include non-cash rental costs under operating leases incurred during a construction period.

Cash and Cash Equivalents

From time to time, the Company maintains cash equivalents that include short-term highly liquid investments with an original a maturity of three months or less when purchased. The Company has no cash equivalents at December 31, 2014 and 2013.  In addition, the majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within two business days, and therefore these payments due are classified as cash and cash equivalents.

Inventory

Inventory consists of food and beverages and is stated at the lower of cost (first-in, first-out) or market.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt using the straight-line method, which is not materially different than the effective-interest method.

Property and Equipment

Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. Management determined that no impairment existed at December 31, 2014 and 2013.

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Interest

Interest on funds used to finance the acquisition and construction of a restaurant to the date the asset is placed in service is capitalized.

Leases and Deferred Rent

The Company leases and intends to lease substantially all of its restaurant properties.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on leases in the amount of $80,525 and $18,034 are recorded as of December 31, 2014 and 2013, respectively.  Deferred rent also includes a tenant improvement allowance the Company received in 2012 for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

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

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The Company did not recognize any revenue related to unredeemed gift card breakage in 2014 or 2013. Unearned gift card revenue (presented within accrued expenses) at December 31, 2014 and 2013, was approximately $22,880 and $1,000, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $444,400 and $19,000, for the years ended December 31, 2014 and 2013, respectively.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The Company determines its income tax expense (benefit) in each of the jurisdictions in which it operates. Income tax includes an estimate of the current income tax expense (benefit), as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  Periods subject to examination for the Company’s federal and state income tax returns are 2011 through the 2014 tax year.

Certain of the Company’s subsidiaries are limited liability companies (“LLC’s”), which are treated for tax purposes as pass-through entities. As a result, any taxes are the responsibility of the respective members.

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 9,591,056 and 8,882,809 for the years ended December 31, 2014 and 2013, respectively, have been excluded from the calculation of diluted net loss per common share.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early application permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

Management has not identified any other recently issued accounting standards that it believes may have a significant impact on the Company’s consolidated financial statements.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 3 – INTANGIBLE ASSET

Franchise Agreements

In 2011, the Company paid $300,000 for the non-exclusive rights and license to use the Southern Hospitality system and Southern Hospitality licensed marks in connection with the planned operation of ten restaurants to be owned and operated by the Company under franchise and related area development agreements.  These costs were allocable to each planned restaurant.

In September 2013, the Company terminated the Area Developer Agreement (“ADA”) with the Franchisor. As a result of the termination of the ADA, the Company determined this event resulted in an impairment to the intangible asset, and a resulting impairment expense was recorded in the year ended December 31, 2013, of $250,000.  The intangible asset at December 31, 2014, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $9,375).

Amortization began in February 2013 with the opening of the Company’s Denver-based restaurant. Amortization expense of $5,000 and $4,375 was recorded for the years ended December 31, 2014 and 2013, respectively. Amortization expense for the next five years is estimated to be as follows:

2015	$5,000
2016	5,000
2017	5,000
2018	5,000
2019	5,000
Thereafter	15,625
$40,625

The Company licenses the rights to the trademark “Bourbon Brothers” and certain intellectual property, as defined, from a related party, Bourbon Brothers LLC (“BBLLC”), for use in the Company’s business operations. BBLLC has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten-year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other consideration.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2014 and 2013, property and equipment consists of the following:

	December 31,	December 31,
	2014	2013	Useful lives

Leasehold improvements	$2,227,438	$2,146,322	10 years
Website development	21,500	13,500	3 years
Equipment	1,299,220	478,194	3-7 years
Computers and hardware	116,275	52,742	5 years
	3,664,433	2,690,758
Less accumulated depreciation	(678,383)	(247,183)
	$2,986,050	$2,443,575

Depreciation expense for the years ended December 31, 2014 and 2013 was $431,200 and $247,000, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes:

Beginning in October 2011, the Company began selling 5% promissory notes (the “Notes”) along with shares of the Company’s common stock. Investors received one share of common stock for each one dollar of principal amount loaned to the Company. The Notes bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date. The Company sold $3,086,388 of notes from October 2011 through November 2012. Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each Southern Hospitality BBQ restaurant. The first minimum quarterly payment of $7,297 was paid in May 2013 (45 days after the first calendar quarter in which the Denver restaurant opened which occurred on February 21, 2013).  Payments made in the years ended December 31, 2014 and 2013, were $2,409 and $21,600, respectively.  At December 31, 2014, the Company has not made all required payments of interest on the Notes.  The Company may cure this deferral in interest payments within a defined period of time, as provided for in the note agreements, thus preventing the Notes from becoming callable.

By their original terms, the Notes and accrued interest became convertible, at the option of the holder, upon the Company’s common stock becoming publicly traded on November 13, 2012. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company’s stock became public.  The Company recorded the beneficial conversion feature as a discount to the Note and is amortizing the amount to interest over the term of the Notes.  Approximately $49,100 and $82,300 was amortized for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2013, there was $830,984 of Notes and accrued interest converted into 417,828 common shares at conversion prices between $1.82 and $2.30 per share.  No Notes were converted in 2014.  At December 31, 2014 and 2013, the balance of the Notes and accrued interest, net of discount, was approximately $665,900 and $592,800, respectively.

Beginning in August 2014, the Company began selling 6.5% promissory notes (the “2014 Notes”) along with warrants to purchase the Company’s common stock. Investors received a warrant to purchase four shares of common stock for each one dollar of principal amount loaned to the Company with an exercise price of $0.40 per share exercisable for three years.  The 2014 Notes bear interest at 6.5% per annum, they are unsecured, and their maturity dates are five years from their issue date. The Company sold $460,000 of notes from August 2014 through December 2014.   At December 31, 2014, the balance of the notes and accured interests, net of discount, was approximatley $182,200. Subsequent to December 31, 2014, the Company sold an additional $30,000 of notes.  By their original terms, the 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 5 – NOTES PAYABLE (CONTINUED)

Convertible Notes:

The 2014 Notes were recorded at $151,200 after discounting the convertible notes based on the relative fair value of the warrants issued with the debt, of approximately $188,800.  The warrants were issued with the convertible debt and their relative fair value was determined using the Black-Scholes option pricing model.  Additionally, the convertible notes were further discounted, as the Company determined that the convertible debt contained a beneficial conversion feature and recorded an additional debt discount of approximately $120,000.  Approximately $14,800 was amortized as additional interest for the year ended December 31, 2014.

The assumptions used in the Black-Scholes model to determine the fair value of warrants are as follows: (1) dividend yield of 0%, (2) expected volatility of 205%, (3) weighted average risk-free interest rate of 0.78%, (4) contractual life of 3.0 years, and fair value of the Company’s shares of $0.23 to $0.30 per share.  The relative fair value attributable to the warrants and the beneficial conversion feature have been recorded as a discount and deducted from the face value of the convertible debt in the accompanying consolidated balance sheet.  The discount applied to the 2014 notes is being amortized over the five-year term of the convertible notes.

Promissory Note:

During the year ended December 31, 2013, the Company issued a promissory note with an aggregate face value of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock. This note bears interest at 5% per annum and is unsecured. The holder of the note received additional consideration in the form of a fully vested warrant to purchase 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company determined the relative fair value of the warrant to be approximately $44,000, which was recorded as a discount to the note payable, which was amortized over approximately three months (Note 8).

Bank Financing:

In November 2014, 53 Peaks Lone Tree LLC, a wholly-owned subsidiary of the Company, subsequently renamed Southern Hospitality Lone Tree, LLC, and Rocky Mountain Bank & Trust entered into a bank financing agreement to purchase kitchen equipment for the restaurant location.  The agreement provides for financing up to $200,000, of which the Company had drawn approximately $2,000 by December 31, 2014. This loan bears interest at 6%.  Monthly interest-only payments begin in December 2014 for six months.  Thereafter, monthly principal and interest payments of approximately $5,000 are due through maturity in May 2020.   The agreement was personally guaranteed by two directors of the Company.  Their personal guarantees were subsequently released, and the agreement is now collateralized by the kitchen equipment at the Lone Tree and SHD restaurants.

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

The Company issued short-term promissory notes totaling $90,000 in the third quarter of 2014 to two shareholders.  These notes bear interest at 10% per annum, are unsecured, and have a maturity date of 180 days after the date of execution (March 28, 2015).  In addition, the Company issued a short-term, unsecured  promissory note for $25,000 on November 13, 2014, to a third shareholder.  This note was subsequently paid off in full in January 2015.

 BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 5 – NOTES PAYABLE (CONTINUED)

Related Party Loan Agreement:

On December 31, 2014, the Company entered into a Loan Agreement and associated Promissory Note (the “Loan Agreement”) with Bourbon Brothers #14, LLC (“BB14”) which provides for an unsecured term loan in the aggregate original principal amount of $1,250,000 (the “Loan”). The Company received net proceeds of $1,197,714 after loan closing fees.  BB14 is a related party entity, controlled by certain shareholders of the Company. The Company is to pay interest on the Loan at the greater of 9.5% or 6.25% per annum  plus the prime rate announced by the Wall Street Journal. In addition, the Company is to pay a monthly loan servicing fee in the amount of 1% of the principal balance of the Loan. The entire principal balance of the Loan, plus any accrued and unpaid interest, is due on December 29, 2016, unless the Company exercises its option to extend the term of the Loan. Extension of the Loan requires certain conditions to be met at the time of the extension.

In connection with the Loan, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year. BB14 assigned part of the warrant to purchase 500,000 to Heather Atkinson for her services as manager of BB14. BB14 funded the Loan with financing BB14 received from a third-party lender.  JW Roth, a director of the Company, personally guaranteed the BB14 Loan to obtain financing to facilitate the Loan. To compensate JW Roth, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year.  The Company determined the relative fair value of the warrants to be approximately $731,800, which has been recorded as a discount to the Loan principal balance, and which is to be amortized over the term of the Loan.

Scheduled Maturity Table:

Scheduled maturities of notes payable for the next five years and thereafter as of December 31, 2014, are as follows:

Year ending December 31:
2015	$315,000
2016	1,250,000
2017	-
2018	839,481
2019	460,000
Thereafter	-
2,864,481
Less total discount on notes payable	(1,259,899)
Add accrued interest at December 31, 2014	103,918
1,708,500
Less current portion	465,877
Non-current portion	$1,242,623

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

In September 2013, the Company amended the Franchise Agreement with the Franchisor. The amendment resulted in a substantial reduction in the royalty fees for the Company’s Denver restaurant to be paid to the Franchisor beginning January 1, 2014. The reduced rate is 2.5% of gross sales, subject to a monthly floor of $5,000.

 BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Commitments:

Franchise agreement

On December 30, 2014, SHD entered into a Fifth Amendment to its Franchise Agreement (the “FA”) with the Franchisor in connection with the opening of a new Southern Hospitality restaurant in Lone Tree, Colorado. Under the FA, SHD partially assigned its rights to Southern Hospitality Lone Tree, LLC, a wholly owned subsidiary of the Company (“SH Lone Tree”) to use the Franchisor’s marks, business methods, proprietary products, confidential information and intellectual property to operate a Southern Hospitality restaurant. In addition, pursuant to the FA, the Franchisor waived certain initial fees in connection with SH Lone Tree opening a restaurant in Lone Tree, Colorado.

For the years ended December 31, 2014 and 2013, the Company incurred franchise royalty expense of $59,000 and $98,000, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $194,120 and $190,000 for the years ended December 31, 2014 and 2013, respectively.  A long-term deposit on the lease in the amount of $18,034 is recorded as of December 31, 2014.

The Company has a 10-year lease with Bourbon Brothers, LLC (“BBLLC”), a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises on January 11, 2014.  Rent is approximately $33,340 per month for the first 60 months, and thereafter subject to adjustment every 60 months. This lease provides for one, ten-year renewal option.  A long-term deposit on the lease in the amount of $32,083 is recorded as of December 31, 2014. Related party lease expense was approximately $383,000 for the year ended December 31, 2014, respectively.

In July 2014, the Company entered into a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years and for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location is anticipated to open in April 2015 at which time the lease is to commence.  A long-term deposit on the lease in the amount of $24,614 is recorded as of December 31, 2014.

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year six.  A long-term deposit in the amount of $5,794 is recorded as of December 31, 2014. Lease expense for 2014 on this lease was $69,600.

 BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Commitments:

Leases:

The future minimum lease payments are as follows:

	Third Party	Related Party	Total
2015	$373,440	$401,092	$774,532
2016	381,663	401,092	782,755
2017	315,416	401,092	715,508
2018	320,780	401,092	721,872
2019	327,335	401,092	728,427
Thereafter	1,212,525	1,621,080	2,833,605
	$2,931,159	$3,626,540	$6,556,699

Through July 2013, the Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party (Note 9), on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense was $25,545 for the year ended December 31, 2013 (none in 2014), which is included in general and administrative expense.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 7 – INCOME TAXES

At December 31, 2014, the Company has approximately $7,021,000 of net operating loss carry-forwards which expire between 2031 and 2034. The net operating loss carry-forwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

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

The deferred tax assets (liabilities) and associated valuation allowance at December 31, 2014 and 2013, are as follows:

	2014	2013
Current assets:
Stock based compensation	$370,000	$157,000
	370,000	157,000
Non-current assets:
Intangible assets	7,000	-
Property and equipment	157,000	-
Net operating loss carryforwards	2,598,000	1,665,000
	2,762,000	1,665,000
	3,132,000	1,822,000
Valuation allowance	(3,132,000)	(1,822,000)
Net deferred tax assets	$-	$-

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 7 – INCOME TAXES (CONTINUED)

No income tax benefit was recognized for the years ended December 31, 2014 and 2013, as indicated below:

	2014	2013
Deferred tax benefit:
Federal	$(1,204,000)	$(1,025,000)
State	(106,000)	(89,000)
	(1,310,000)	(1,114,000)
Increase in valuation allowance	1,310,000	1,114,000
	$-	$-

A reconciliation of income tax computed at the U.S. statutory tax rate of 34% to the effective income tax rate is as follows:

	2014	2013
Statutory rate	34%	34%
State taxes	3	3
Permanent differences and other	(7)	(10)
Valuation allowance	(30)	(27)
Effective rate	-	-

NOTE 8 –  EQUITY

Preferred stock:

Each share of Series A Convertible Preferred Stock (“Series A Stock”) is entitled to 25 votes and is convertible into shares of common stock on a one-for-one basis.  Other rights of the Series A convertible preferred are identical to the common stock rights.

On January 22, 2015, the Company filed an amendment to its Amended and Restated Articles of Incorporation (the “Amendment”) with the Colorado Secretary of State. During the year ended December 31, 2014 and as of January 22, 2015, 13,357,828 shares of Series A Stock have converted into shares of common stock of the Company. The Certificate of Designation of the Company’s Series A Stock requires that any shares of Series A Stock that are converted into Common Stock be cancelled and are not available for reissuance by the Company.  The Amendment became effective immediately on its filing with the Colorado Secretary of State. The Amendment reduced the total number of authorized shares of capital stock of the Company by 13,357,841 shares. The total number of authorized shares of the Company is now 4,884,859 shares designated as preferred stock, of which all is designated as Series A Stock, and all of which is outstanding as of December 31, 2014.

Common stock:

In 2014, the Company issued a total of 4,183,042 units (each unit consisting of both common stock and warrants to purchase common stock) for total cash proceeds of $1,254,913.  The units included 4,183,042 shares of common stock issued in two tranches at $.30 and $.50 per share with 2,564,614 warrants issued with an exercise price of $.50 per share and are exercisable at varying dates prior to December 1, 2017.  In 2013, the Company issued 1,901,780 shares of common stock for cash of $1,368,012 at $0.75 per share.

In connection with services provided to the Company, the Company issued 30,000 common shares valued at $15,000 ($0.50 per share) and 21,678 common shares valued at $6,503 ($0.30 per share) during the year ended December 31, 2014.  In connection with services provided to the Company, the Company issued 35,554 common shares valued at $26,664 ($0.75 per share) during the year ended December 31, 2013.

Notes payable and accrued interest of $830,984 were converted into 417,828 shares of common stock during the year ended December 31, 2013.

As of February 28, 2015, the Company sold 91,291 shares of its common stock at $0.30 for total gross proceeds of $27,387 and 300,000 shares of its common stock at $0.20 per share for total gross proceeds of $60,000.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 –  EQUITY (CONTINUED)

Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the “Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 3 million shares of common stock may be issued under the Plan (which number is subject to adjustment as described in the Plan).

In 2012, the Company granted stock options to the Company’s CEO to purchase an aggregate of 660,368 shares of common stock.   The Company’s CEO  was granted a five-year term option to acquire 660,368 shares of Company common stock at approximately $0.015 per share with 66,035 options vesting immediately and the remaining options vesting upon the achievement of the performance objectives determined by management, as defined.  During the three months ended March 31, 2013, the CEO exercised the vested options for $995. In March 2013, the board of directors modified the stock option agreement, revising the vesting conditions of the agreement from performance objectives to a service condition.  Under the revised agreement, 264,149 options were to vest in March 2014, and the remaining 330,184 shares vest in March 2015. The Company valued the modified options at the modification date.  Based on the Black Scholes option pricing model, the fair value of the modified share option is $1.44 per option.  In June 2013, the Company’s CEO resigned his position. In connection with his resignation, the Company agreed to accelerate the vesting of a portion of his options for 264,149 shares from March 2014 to June 2013. The Company valued the modified options at the modification date which resulted in approximately $198,000 of stock option expense recorded in 2013.  The CEO exercised these options in a cashless exercise, and the stock certificate was held by the Company per a lock-up provision until March 2014, at which time the certificate was released by the Company.

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $366,400 and $119,000 for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, there was approximately $297,500 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the years ended December 31, 2014 and 2013 was $0.17 and $0.96 per share.  The assumptions utilized to determine the fair value of options granted during the years ended December 31, 2014 and 2013, are as follows:

	2014	2013
Risk free interest rate	0.79%	0.79%
Expected volatility	205%	105%
Expected term	5 years	2-5 years
Expected dividend yield	0	0

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

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 – EQUITY (CONTINUED)

The following tables set forth the activity in the Company's Plan for the year ended December 31, 2014 and 2013:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2014	50,000	$1.50		$-
Granted	3,011,871	0.47	-	-
Exercised	(192,832)	*	-	-
Forfeited/cancelled	(233,000)	0.32	-	-
Outstanding at December 31, 2014	2,636,039	0.29	3.98	$647,666
Exercisable at December 31, 2014	1,205,042	$0.31	3.67	$59,339
*less than $0.01

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2014.

The following table summarizes the activity and value of non-vested options as of and for the years ended December 31, 2014:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2014	25,000	$0.96
Granted	3,011,871	0.17
Vested	(1,309,208)	0.52
Forfeited/cancelled	(233,000)	0.34
Non-vested options outstanding at December 31, 2014	1,494,663	$0.09

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 8 – EQUITY (CONTINUED)

Warrants:

In December 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of the Franchisor, which were the subject of an Area Development Agreement between the Franchisor and SH. The personal guarantees are still in effect for the royalty payments due to the Franchisor. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant to purchase up to 200,000 shares, per director, exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.  The Company used the contractual term of the warrant, a risk free interest rate of 0.62% and a volatility of 105%. Approximately $194,300 was recognized as stock-based compensation expense for the year ended December 31, 2013.

As of December 31, 2013, the Company had a promissory note with an aggregate face amount of $200,000 outstanding. By the original terms, the holder of the note received additional consideration in the form of an immediately vested stock warrant to purchase 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company used the Black Scholes pricing model to determine the fair value of the warrants.  The Company used the contractual term of the warrant, a risk free interest rate of 0.39% and a volatility of 105%. A relative fair value of approximately $44,000 was calculated and assigned to the warrant based on the fair value of the warrant and note payable.

On September 1, 2013, BBHCLLC retained an individual to advertise and promote the Company. This individual was granted an aggregate of 600,000 Class B non-voting warrants that vested immediately. These warrants were granted with a three-year term exercisable at approximately $0.0005 per unit. These units converted into 1,094,562 warrants for common shares at the date of the BB Transaction.  The Company used the contractual term of the warrant, a risk free interest rate of 0.79% and a volatility of 105%. Approximately $99,900 has been recognized as equity-based compensation for the year ended December 31, 2014. This individual exercised these warrants in September 2014 for 1,094,562 common shares.

In May 2014, in connection with services provided to the Company, the Company issued a warrant for 30,000 common shares to exercise at $0.30 per share cancellable by the Company at any time.  The Company used the contractual term of the warrant, a risk-free interest rate of 0.39% and a volatility of 205% with a value of $15,641. In September 2014, in connection with appointments to the Board of Directors, the Company issued warrants for 200,000 common shares to exercise at $0.30 per share.  The warrants vest on September 15, 2015, a risk-free interest rate of 0.79% and a volatility of 205% with values of $53,924.  In December 2014, in connection with services provided to the Company, the Company issued a warrant for 100,000 common shares exercisable at $0.30 per share.  The warrants vest on December 5, 2015, a risk-free interest rate of 0.79% and a volatility of 205% with values of $20,942.

In connection with the Loan the Company has with BB14, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year. BB14 assigned part of the warrant to purchase 500,000 to Heather Atkinson for her services as manager of BB14. In addition, to compensate JW Roth for his personal guarantee in connection with BB14 obtaining financing to facilitate the Loan, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year.  The Company used the Black Scholes pricing model to determine the fair value of the warrants.  The Company used the contractual term of the warrant and a risk free interest rate of 0.79%.  A relative fair value of approximately $730,880 was calculated and assigned to the warrants based on their fair values.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The Management Agreement was renewed in October 2012 for an additional one-year period with terms similar to those of the 2011 Management Agreement. In connection with the renewed Management Agreement, the Company issued an additional warrant in October 2012 to AMMS to purchase 330,184 shares of the Company’s common stock at $0.0007 per share for a three-year term.  The value of the warrant was determined to be approximately $49,700. The amount was expensed over the one-year term of the Management Agreement as services were performed, of which approximately $39,400 was expensed in the year ended December 31, 2013. AMMS exercised the warrant in full in October 2012. In May 2013, the Company amended its terms with AMMS so that AMMS would no longer be the “Acting CFO” nor provide senior financial management services for the Company effective the same date.  Further, in June 2013, the Company notified AMMS that it would terminate the Management Agreement effective July 31, 2013.  These functions were handled by the interim CEO and interim CFO for the remainder of 2013.

The Company also paid rent and rent-related expenses to Accredited Members Acquisition Corporation (“AMAC”), a related party, on a month-to-month basis for office space at the AMAC corporate headquarters in Colorado Springs, Colorado. This arrangement began in October 2011 and terminated July 31, 2013, as the Management Service Agreement terminated. Base rental payments were approximately $3,500 per month. Related party rent expense to AMAC was approximately $25,500 for the year ended December 31, 2013.

In addition to the management fee and the rent discussed above, the Company paid AMMS for reimbursable expenses and payments made to third parties on behalf of the Company.  During the year ended December 31, 2013, the Company paid reimbursable expenses of $42,200, respectively.

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

Related Party Services with Bourbon Brothers Holding Company, LLC (BBHCLLC)

On August 1, 2013, the Company entered into a $200,000 unsecured promissory note with BBHCLLC (Note 5).  In addition, the Company recognized $20,000 of contributed services per month for August through December 2013 for services provided by BBHCLLC and recorded total expense of $100,000 in the statement of loss for the year ended December 31, 2013. No cash was exchanged by of either party in recognition of such services.

Related Party Note Receivable

In 2014, the Company advanced $25,334 to the non-controlling interest holder of SHD to fund certain of its liabilities, in exchange for a 10%, unsecured promissory note receivable.  The note receivable is due January 2017.

BOURBON BROTHERS HOLDING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 10 – SUBSEQUENT EVENTS

On February 8, 2015, the Company entered into a Master License Agreement (the “MLA”) with SH Franchising & Licensing LLC in connection with opening up to five, fast casual restaurants in the Denver, Colorado and Colorado Springs, Colorado area in the next 18 months. The Company is to pay a monthly fee equal to $2,500 or 2.5% of gross sales, whichever is greater, per restaurant. This fee is subject to an upward adjustment of 3% during each year of the MLA.

On February 13, 2015, the Company’s 51% owned subsidiary SHD entered into a Sixth Amendment to its Franchise Agreement (the “FA”) with SH Franchising & Licensing LLC (the “Franchisor”) in connection with the opening of two Southern Hospitality restaurants in Colorado Springs, Colorado.  Under the FA, SHD partially assigned its rights to SHSK and Southern Hospitality Tejon, LLC, a wholly-owned subsidiary of the Company formed in February 2015, to use the Franchisor’s marks, business methods, proprietary products, confidential information and intellectual property to operate a Southern Hospitality restaurant.