Form 10-Q
period 2015-03-31
Southern Concepts Restaurant Group, Inc.
filed 2015-05-15
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT

Commission file number: 000-538-53

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
 (Exact name of the registrant as specified in its charter)

Colorado	80-0182193
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 N. Cascade Avenue, Suite 1400
Colorado Springs, CO 80903
(Address of principal executive offices)

719-265-5821
Telephone number, including
Area code

Bourbon Brothers Holding Corporation
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

There were 50,249,653 shares of the issuer's common stock, no par value, outstanding as of May 15, 2015.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2015

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$442,579	$1,182,099
Prepaid expenses and other	164,287	66,023
Inventory	64,504	64,091
Total current assets	671,370	1,312,213

Deposits	80,525	80,525
Deferred financing costs	21,277	28,369
Related party receivable	25,787	25,787
Intangible asset, net	39,375	40,625
Property and equipment, net	3,599,080	2,986,050
Total assets	$4,437,414	$4,473,569

Liabilities and equity
Current liabilities:
Accounts payable	$150,712	$91,792
Accrued expenses	329,742	229,539
Related party notes payable and accrued interest	90,000	117,318
Note payable and accrued interest	472,275	218,970
Convertible notes payable and accrued interest, current portion	137,487	129,589
Total current liabilities	1,180,216	787,208

Deferred rent	325,427	303,070
Convertible notes payable and accrued interest, less current portion,
(net of $563,322 (2015) and $528,019 (2014) discount)	815,256	722,439
Related party note payable (net of $640,395 (2015) and $731,880 (2014) discount)	609,604	520,184
Total liabilities	2,930,503	2,232,901

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 4,884,859
Issued and outstanding Series A shares - 4,884,859 (2015 and 2014)	248,994	248,994
Common stock - no par value;
Authorized shares - 120,000,000
Issued and outstanding shares - 49,524,653 (2015) and 48,783,363 (2014)	8,074,329	7,916,942
Additional paid-in capital	2,694,555	2,602,171
Accumulated deficit	(9,530,787)	(8,692,743)
Total Southern Concepts Restaurant Group, Inc ("SCRG") equity	1,487,090	2,075,364
Noncontrolling interest	19,820	65,304
Total equity	1,506,911	2,140,668
Total liabilities and equity	$4,437,414	$4,473,569

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended
	March 31,
	2015	2014

Revenue	$1,240,666	$1,269,888
Operating expenses:
Restaurant operating costs, (related party $100,300 (2015) and $85,385 (2014)),
exclusive of depreciation and amortization below	1,267,918	1,345,822
General and administrative	559,118	808,374
Selling and marketing	22,218	90,527
Depreciation and amortization	113,450	100,531
Total operating expenses	1,962,704	2,345,254

Loss from operations	(722,038)	(1,075,366)

Other expense:
Interest expense	(181,490)	(26,779)

Net loss	$(903,528)	$(1,102,145)

Net loss attributable to noncontrolling interest	$(65,484)	$(90,139)

Net loss attributable to SCRG	(838,044)	(1,012,006)

Net loss	$(903,528)	$(1,102,145)

Basic and diluted net loss per share attributable to SCRG common shareholders	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	48,998,692	29,284,268

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31
	2015	2014
Cash flows from operating activities
Net cash used in operating activities	$(512,557)	$(659,871)
Cash flows from investing activities
Cash acquired in acquisition	-	869,907
Purchase of property and equipment	(725,232)	(214,860)
Net cash (used in) provided by investing activities	(725,232)	655,047
Cash flows from financing activities
Contribution to subsidiary by non-controlling interest	20,000	-
Proceeds from issuance of short-term promissory note	(27,318)	-
Proceeds from sale of common stock	157,387	275,000
Proceeds from issuance of promissory notes and warrants	80,000	-
Proceeds from issuance of long-term debt	268,200	-
Net cash provided by financing activities	498,269	275,000
Net (decrease) increase in cash and cash equivalents	(739,520)	270,176
Cash and cash equivalents, beginning	1,182,099	13,611
Cash and cash equivalents, ending	$442,579	$283,787
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock converted to common stock	$-	$680,884
Acquisition of BBHCLLC in exchange for preferred and common stock	$-	$1,963,507

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2015
(Unaudited)

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances, December 31, 2014	48,783,363	$7,916,942	4,884,859	$248,994	$2,602,171	$(8,692,743)	$65,304	$2,140,668
Issuance of common stock for cash	741,290	157,387	-	-	-	-	-	157,387
Debt discount on convertible debt allocated to warrants and beneficial conversion feature	-	-	-	-	18,185	-	-	18,185
Stock-based compensation	-	-	-	-	74,199	-	-	74,199
Contribution by non-controlling interest holder	-	-	-	-	-	-	20,000	20,000
Net loss	-	-	-	-	-	(838,044)	(65,484)	(903,528)
Balances, March 31, 2015	49,524,653	$8,074,329	4,884,859	$248,994	$2,694,555	$(9,530,787)	$19,820	$1,506,911

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, RECENT EVENTS, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS

Organization and Recent Events

Southern Concepts Restaurant Group, Inc. (“SCRG” or the “Company”) is a Colorado corporation that was formed on January 29, 2008. The Company, on March 9, 2015, with approval of a majority of the Company’s shareholders, changed its name from Bourbon Brothers Holding Corporation to Southern Concepts Restaurant Group, Inc.

The Company operates and manages restaurants through its wholly-owned and majority-owned subsidiaries, including:

SH Franchisee & Licensing Corp. (“SH”)
Southern Hospitality Denver Holdings, LLC (“SHDH”)
Southern Hospitality Denver, LLC (“SHD”)
Southern Hospitality Lone Tree, LLC (“SHLT”)
SHQ Glendale, LLC (“SHQG”)
Southern Hospitality Tejon, LLC (“SHT”)
Southern Hospitality Southern Kitchen Colorado Springs, LLC (“SHSK”)
Bourbon Brothers Holding Company, LLC (“BBHCLLC”)
Bourbon Brothers Restaurant Group, LLC (“BBRG”)
Bourbon Brothers Franchise, LLC (“BBF”)
Bourbon Brothers Brand, LLC (“BBB”)

The Company began revenue generating activities in late February 2013, with the opening of its first Denver-based restaurant. In January 2014, the Company opened its second restaurant in Colorado Springs, Colorado, and in April 2015, the Company opened its third restaurant in Lone Tree, Colorado.

Additionally, the Company has begun to develop a fast casual, Southern Hospitality-branded restaurant concept, in which the Company plans to open one to two units during 2015.

The Company is a party to a franchise agreement (the “FA” or the “Franchise Agreement”) with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor” or “SHFL”). In addition, in February 2015, the Company entered into a Master License Agreement (“MLA”) with SHFL which grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets over the next 18 months. SHFL and SCRG have agreed to a royalty of 2.5% of gross sales on each of the new SHQ locations. The agreement pertains exclusively to Company’s right to develop the SHQ locations and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, SCRG will retain joint ownership of this concept, which pertains to the functionality of the restaurant.

In February 2015, the Company also executed a sixth amendment to the Franchise Agreement which specifically grants SCRG the right to develop two new full service Southern Hospitality restaurants during 2015, the locations of which were named in the document to be Lone Tree, Colorado and downtown Colorado Springs, Colorado. Additionally, the sixth amendment grants the Company the right to rebrand its Bourbon Brothers Southern Kitchen restaurant in northern Colorado Springs into a Southern Hospitality-branded full service franchised restaurant operating under the trade name Southern Hospitality Southern Kitchen, a differentiated and slightly more upscale concept to that of the original concept.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Amounts as of December 31, 2014, are derived from those audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which has previously been filed with the SEC.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2015, and the results of operations and cash flows for the periods presented. All such adjustments include those that are of a normal recurring nature. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $0.9 million and $1.1 million for the three month periods ended March 31, 2015 and 2014, respectively, and has an accumulated deficit of approximately $9.5 million at March 31, 2015. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its three restaurants in Denver, Colorado Springs and Lone Tree.

The Company began revenue generating activities in late February 2013 with the opening of its first Denver-based restaurant. In January 2014, SHSK opened in Colorado Springs and began generating revenues. The Company’s most recent restaurant, SHLT, opened in Lone Tree on April 27, 2015.  The Company’s continued implementation of its business plan is dependent on its future profitability and engaging in strategic transactions, or on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability through current restaurant operations, enter into strategic transactions, or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

The Company has concluded that there are no VIE’s subject to consolidation at March 31, 2015 and December 31, 2014. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s consolidated financial statements.

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (continued):

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of March 31, 2015.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their interest rates and/or  short-term maturities.  The carrying amounts of related party receivables and payables are not practicable to estimate based on the related party nature of the underlying transaction.

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities (SHD, SHSK and SHLT), and are reported in equity. From inception through March 31, 2015, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash (no contributions in 2014). The non-controlling members of SHSK contributed $20,000 in cash for the three months ended March 31, 2015.

Pre-opening Costs

Pre-opening costs, such as employee payroll and related training costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also may include non-cash rental costs under operating leases incurred during a construction period.

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

Property and Equipment

Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. Management determined that no impairment existed at March 31, 2015 and December 31, 2014.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Property and Equipment (continued):

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

Leases and Deferred Rent

The Company leases and intends to lease substantially all of its restaurant properties.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on leases in the amount of $80,525 are recorded as of March 31, 2015 and December  31, 2014, respectively.  Deferred rent also includes a tenant improvement allowance which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

Revenue Recognition

The Company recognizes revenues pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance. Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of income (loss) net of sales taxes collected. The amount of sales tax collected is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $22,200 and $90,500 for the three months ended March 31, 2015 and 2014, respectively.

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 27,014,595 and 6,235,226 for the periods ended March 31, 2015 and 2014, respectively, have been excluded from the calculation of diluted net loss per common share.

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (continued):

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Once effective, ASU No. 2015-02 will apply to the consolidation assessment of all entities. This standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015. The Company is evaluating this new standard and its potential impact. Early adoption is permitted.
Management has not identified any other recently issued accounting standards that it believes may have a significant impact on the Company’s unaudited condensed consolidated financial statements.
NOTE 3 – INTANGIBLE ASSETS

The intangible asset at March 31, 2015, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $10,625).

Amortization expense of $1,250 has been recorded for each of the three month periods ended March 31, 2015 and 2014. Amortization expense for the next five years and thereafter is estimated to be as follows:

2015 (remaining nine months)	$3,750
2016	5,000
2017	5,000
2018	5,000
2019	5,000
Thereafter	15,625
$39,375

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2015 and December 31, 2014, property and equipment consists of the following:

	March 31,	December 31,
	2015	2014	Useful lives

Leasehold improvements	$2,528,080	$2,227,438	10 years
Website development	21,500	21,500	3 years
Equipment	1,679,672	1,299,220	3-7 years
Computers and hardware	162,994	116,275	5 years
	4,392,246	3,664,433
Less accumulated depreciation	(793,165)	(678,383)
	$3,599,081	$2,986,050

The Company’s first Denver-based restaurant opened in late February 2013, for which the Company began depreciating such assets.   The Company’s Colorado Springs-based restaurant opened in late January 2014, for which the Company began depreciating such assets.  Depreciation expense was approximately $114,800 and $99,300 for the three months ending March 31, 2015 and 2014, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes:

The Company has outstanding promissory notes (the “Notes”) that bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date (2018-2019). Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each Southern Hospitality BBQ restaurant.  At March 31, 2015, the Company has not made all required payments of interest on the Notes.  The Company may cure this deferral in interest payments within a defined period of time, as provided for in the note agreements, thus preventing the Notes from becoming callable.

The Notes and accrued interest are convertible, at the option of the holder. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share.  The Company is amortizing a discount related to this beneficial conversion feature to interest over the term of the Notes.  Approximately $6,310 and $12,000 was amortized for the three months ended March 31, 2015 and 2014, respectively.  No Notes were converted as of March 31, 2015 or 2014.  At March 31, 2015 and December 31, 2014, the balance of the Notes and accrued interest, net of discount, was approximately $605,000 and $603,400, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 5 – NOTES PAYABLE (CONTINUED)

Convertible Notes (continued):

Beginning in August 2014, the Company began selling 6.5% promissory notes (the “2014 Notes”) along with warrants to purchase the Company’s common stock. Investors received a warrant to purchase four shares of common stock for each one dollar of principal amount loaned to the Company with an exercise price of $0.40 per share, exercisable for three years. The 2014 Notes bear interest at 6.5% per annum, they are unsecured, and their maturity dates are five years from their issue date. The Company sold $460,000 of notes from August 2014 through December 31, 2014, and $80,000 of notes in the first quarter ended March 31, 2015. The 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share.
The 2014 Notes were recorded at $540,000, after discounting the convertible notes based on the relative fair value of the warrants issued with the debt, of approximately $259,600, to a net value at March 31, 2015 of $280,400.  The warrants were issued with the convertible debt and their relative fair value was determined using the Black-Scholes option pricing model.  Additionally, the convertible notes were further discounted, as the Company determined that the convertible debt contained a beneficial conversion feature and recorded an additional debt discount.  The net balances at March 31, 2015 and December 31, 2014 were $259,600 and $182,200.
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
Promissory Note:

During the year ended December 31, 2013, the Company issued a promissory note with an aggregate face value of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock. This note bears interest at 5% per annum; it is unsecured. The holder of the note received additional consideration in the form of a fully vested warrant to purchase 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company determined the relative fair value of the warrant to be approximately $44,000, which was recorded as a discount to the note payable, which was amortized over approximately three months.

Bank Financing:

In November 2014, SHLT and Rocky Mountain Bank & Trust entered into a bank financing agreement to purchase kitchen equipment for the restaurant location.  The agreement provides for financing up to $280,000, of which the Company had drawn approximately $252,100 by March 31, 2015. This loan bears interest at 6%.  Monthly interest-only payments begin in December 2014 for six months.  Thereafter, monthly principal and interest payments of approximately $5,500 are due through maturity in May 2020.   The agreement was personally guaranteed by two directors of the Company. Their personal guarantees were subsequently released, and the agreement is now collateralized by the kitchen equipment at the SHLT and SHD restaurants.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 5 – NOTES PAYABLE (CONTINUED)

Related Party Promissory Notes:

The Company issued short-term promissory notes totaling $90,000 in the third quarter of 2014 to two shareholders.  These notes bear interest at 10% per annum, are unsecured, and had a maturity date of 180 days after the date of execution. These notes with accrued interest were subsequently converted to equity in SHQG in April 2015 at a conversion rate of $1.05.  In addition, the Company issued a short-term, unsecured promissory note for $25,000 on November 13, 2014, to a third shareholder.  This note was subsequently paid off in full in January 2015.

Related Party Loan Agreement:
On December 31, 2014, the Company entered into a Loan Agreement and associated Promissory Note (the “Loan Agreement”) with Bourbon Brothers #14, LLC (“BB14”) which provides for an unsecured term loan in the aggregate original principal amount of $1,250,000 (the “Loan”). The Company received net proceeds of $1,197,714 after loan closing fees.  BB14 is a related party entity, controlled by certain shareholders of the Company. The Company is to pay interest on the Loan at the greater of 9.5% or 6.25% per annum  plus the prime rate announced by the Wall Street Journal. In addition, the Company is to pay a monthly loan servicing fee in the amount of 1% of the principal balance of the Loan. The entire principal balance of the Loan, plus any accrued and unpaid interest, is due on December 29, 2016, unless the Company exercises its option to extend the term of the Loan. Extension of the Loan requires certain conditions to be met at the time of the extension. The related party interest expense on this loan for the quarter ended March 31, 2015 was $32,500.
In connection with the Loan, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year. BB14 funded the Loan with financing BB14 received from a third-party lender.  JW Roth, a director of the Company, personally guaranteed the BB14 Loan to obtain financing to facilitate the Loan. To compensate JW Roth, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year.  The Company determined the relative fair value of the 15,000,000 warrants to be approximately $731,800, which has been recorded as a discount to the Loan principal balance, and which is being amortized over the term of the Loan.  The balance of the discount at March 31, 2015 and December 31, 2014 was $640,395 and $731,800.
NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments:

Franchise agreement

The Company operates its Denver restaurant property under a franchise agreement with the Franchisor under an initial ten-year term, renewable for two additional five-year terms. Pursuant to the franchise agreement, as amended, the Company is to pay royalty fees based on a percentage of gross revenues (2.5%, subject to a monthly floor of $5,000) , plus additional fees and costs for marketing, training, inventory and other franchisor costs. Two officers of the Company have personally guaranteed royalty payments to the Franchisor.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On February 13, 2015, SHD entered into a Sixth Amendment to its FA with the Franchisor in connection with the potential for opening two Southern Hospitality restaurants in Colorado Springs, Colorado.  Under the FA, SHD partially assigned its rights to SHSK, a 51% owned subsidiary of the Company, and Southern Hospitality Tejon, LLC, a wholly-owned subsidiary of the Company, to use the Franchisor's marks, business methods, proprietary products, confidential information and intellectual property to operate a Southern Hospitality restaurant.

For the three months ended March 31, 2015 and 2014, the Company incurred franchise royalty expense of $16,700 and $14,300, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $49,500 and $50,000 for the three months ended March 31, 2015 and 2014, respectively.

The Company has a 10-year lease with BBLLC, a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises on January 11, 2014.  Rent is approximately $33,340 per month for the first 60 months, and thereafter subject to adjustment every 60 months. This lease provides for one, ten-year renewal option.  Related party lease expense was approximately $100,300 and $85,385 for the three months ended March 31, 2015 and 2014, respectively.

In July 2014, the Company entered into a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years and for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location opened April 27, 2015, at which time the lease commenced.

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year six.  Lease expense for the three months ending March 31, 2015 and 2014 was $14,100 and $13,700, respectively.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 7 – EQUITY

Preferred stock:

The Company authorized the issuance of up to 18,242,700 shares of Series A convertible preferred stock in January 2014, of which 18,242,687 shares were issued on January 22, 2014. As of March 1, 2014, the holders of 13,357,828 Series A preferred shares chose to convert their Series A preferred stock into shares of the Company’s common stock at a ratio of one to one.  These Series A preferred shares were then subsequently cancelled.  As of March 31, 2015 and December 31, 2014, 4,884,859 Series A convertible preferred shares remain issued and outstanding.

Each share of Series A convertible preferred is entitled to 25 votes and is convertible into shares of common stock on a one-for-one basis.  Other rights of the Series A convertible preferred are identical to the common stock rights.

Common stock:

The Company’s issued 91,291 common shares of stock at $0.30 per share for proceeds of $27,387 and 650,000 common shares of stock at $0.20 per share for proceeds of $130,000 between January and March 31, 2015.

Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the “Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 4 million shares of common stock may be issued under the Plan (as amended on January 22, 2014).

In the three months ended March 31, 2015, the Company granted options to purchase up to 120,000 shares to two of its restaurant managers that vest evenly over three years, with the first tranche vesting on February 2, 2016 and each year thereafter with an exercise price of $0.25 per share.  In addition, the Company granted options to another of its store managers to purchase up to 20,000 shares that vest evenly over two years beginning on March 16, 2015, with an exercise price of $0.27.

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $74,200 and $54,500 for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015, there was approximately $260,600 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the three months ended March 31, 2015 and 2014 was $0.25 and $0.20 per share, respectively. The assumptions utilized to determine the fair value of options granted during the three months ended March 31, 2015 and 2014, are as follows:

	2015	2014
Risk free interest rate	0.79%	0.79%
Expected volatility	205%	205%
Expected term	5 years	5 years
Expected dividend yield	0	0

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

The following tables set forth the activity in the Company's Plan for the three months ended March 31, 2015:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2015	2,636,039	$0.29		$-
Granted	140,000	0.25	-	-
Exercised	-	*	-	-
Forfeited/cancelled	(281,236)	0.10	-	-
Outstanding at March 31, 2015	2,494,803	0.31	3.70	$237,944
Exercisable at March 31, 2015	1,305,042	$0.33	3.38	$84,492

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the market price of the Company’s common stock on March 31, 2015, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2015.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 7 – EQUITY (CONTINUED)

The following table summarizes the activity and value of non-vested options as of and for the three months ended March 31, 2015:
		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2015	1,494,663	$0.09
Granted	140,000	0.23
Vested	(163,666)	0.37
Forfeited/cancelled	(281,236)	0.10
Non-vested options outstanding at March 31, 2015	1,189,761	$0.07

Warrants:

In May 2014, in connection with services provided to the Company, the Company issued a warrant for 30,000 common shares to exercise at $0.30 per share cancellable by the Company at any time.  The Company used the contractual term of the warrant, a risk-free interest rate of 0.39% and a volatility of 105% with a value of $12,247. In September 2014, in connection with appointments to the Board of Directors, the Company issued warrants for 200,000 common shares to exercise at $0.30 per share.  The warrants vest on September 15, 2015, a risk-free interest rate of 0.79% and a volatility of 205% with values of $53,924.  In December 2014, in connection with appointments to the Board of Directors, the Company issued warrants for 100,000 common shares to exercise at $0.30 per share.  The warrants vest on December 5, 2016, a risk-free interest rate of 0.79% and a volatility of 205% with values of $20,942.
In December 2012, the Company entered into an indemnification agreement with JW Roth and Gary Tedder, both directors of the Company, for their personal risk regarding personal guarantees in favor of the Franchisor. The personal guarantees are still in effect for the royalty payments due to the Franchisor. In addition to the indemnification agreements, the Company compensated Messrs. Roth and Tedder for their personal guarantees in the form of a warrant to purchase up to 200,000 shares, per director, exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature.
As of December 31, 2013, the Company had a promissory note with an aggregate face amount of $200,000 outstanding. By the original terms, the holder of the note received additional consideration in the form of an immediately vested stock warrant to purchase 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.
In connection with the Loan the Company has with BB14, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year. In addition, to compensate JW Roth, a director of the Company, for his personal guarantee in connection with BB14 obtaining financing to facilitate the Loan, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year.  The Company used the Black Scholes pricing model to determine the fair value of the warrants.  The Company used the contractual term of the warrant, a risk free interest rate of 0.79% and a volatility of 205%.  A relative fair value of approximately $730,880 was calculated and assigned to the warrants based on their fair values.
NOTE 8 – SUBSEQUENT EVENTS

In April 2015, SHQG entered into a non-cancellable lease for the Company’s first fast casual restaurant in Glendale, Colorado. the initial term of this lease is to expire July 31, 2020. This lease includes three extension options, with the term of each extension option consisting of five years. Rent payments are approximately $10,534 per month which includes certain common area maintenance charges, and are subject to escalation provisions.  This location is anticipated to open August 2015.

From April 1, 2015 through May 15, 2015, the Company’s issued 725,000 common shares of stock at $0.20 per share for proceeds of $145,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three months ended March 31, 2015 and 2014;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

Overview

Southern Concepts Restaurant Group, Inc. (“SCRG” or the “Company”) is a Colorado corporation that was formed on January 29, 2008. The Company, on March 9, 2015, with approval of a majority of the Company’s shareholders, changed its name from Bourbon Brothers Holding Corporation to Southern Concepts Restaurant Group, Inc.

The Company began revenue generating activities in late February 2013, with the opening of its first Denver-based restaurant. In January 2014, the Company opened its second restaurant in Colorado Springs, Colorado, and in April 2015, the Company opened its third restaurant in Lone Tree, Colorado.

Additionally, the Company has begun to develop a fast casual, Southern Hospitality-branded restaurant concept, in which the Company plans to open one to two units during 2015.

The Company is a party to a franchise agreement (the “FA”) with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor” or “SHFL”). In addition, in February 2015, the Company entered into a Master License Agreement (“MLA”) with SHFL which grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets over the next 18 months. SHFL and SCRG have agreed to a royalty of two and one half percent (2.5%) of gross sales on each of the new SHQ locations. The agreement pertains exclusively to Company’s right to develop SHQ and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, SCRG will retain joint ownership in the concept, which pertains to the functionality of the restaurant.

In February 2015, the Company also executed a sixth amendment to the Master Franchise Agreement which specifically grants SCRG the right to develop two new full service Southern Hospitality restaurants during 2015, the locations of which were named in the document to be Lone Tree, Colorado and downtown Colorado Springs, Colorado. Additionally, the sixth amendment grants the Company the right to rebrand its Bourbon Brothers Southern Kitchen restaurant in northern Colorado Springs into a Southern Hospitality-branded full service franchised restaurant operating under the trade name Southern Hospitality Southern Kitchen, a differentiated and slightly more upscale concept to that of the original concept.

Results of Operations – Three Months Ended March 31, 2015 and 2014

Revenues

During the three months ended March 31, 2015 and 2014, the Company generated approximately $1,241,000 and $1,270,000 in net revenue.

Cost of Revenue – Restaurant Operating Expenses

For the three months ended March 31, 2015 and 2014, the Company’s cost of revenue was approximately $1,267,900, and $1,345,800.  The cost of revenue was attributable to the two restaurants, including the cost of food, alcohol, labor and other costs of the restaurants.

Cost of revenue, comprised of operating expenses at the SHD and SHSK restaurants, includes variable expenses and fluctuates with sales volumes for expenses such as food and beverage costs, payroll and franchise fees.  Fixed expenses, such as lease expenses at both restaurant locations, are also included.

Operating Expenses – General and Administrative, Related Party Management Services and Selling and Marketing

For the three months ended March 31, 2015 and 2014, the Company’s operating expenses were approximately $1,962,700 and $2,345,300. The operating expenses in 2015 and 2014 were primarily related ongoing operations and pre-opening expenses for SHLT. The Company’s largest operating expense, excluding restaurant operating expenses, during the three months ended March 31, 2015 and 2014, were its general and administrative expenses totaling approximately $559,100 and $808,400. The general and administrative costs are due to preopening and ongoing expenses for three restaurant locations primarily, including recurring corporate costs (such as payroll and related expenses).  Additionally, the Company incurred approximately $22,200 and $90,500 in selling and marketing expenses during the three months ended March 31, 2015 and 2014. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss may continue throughout the remainder of 2015 due to the overall expansion of the store locations and its subsidiaries and parent company overhead.

Depreciation and Amortization

For the three months ended March 31, 2015 and 2014, the Company’s depreciation and amortization was approximately $113,500 and $100,500.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant.

Other income (expense)

For the three months ended March 31, 2015 and 2014, the Company recognized other expense of approximately $181,500 and $26,800.  The increase in interest expense comparing three months year over year was primarily due to the increase in the amount of promissory notes in 2015 compared to 2014 in regards to recognition of interest expense.

Liquidity and Capital Resources

As of March 31, 2015, the Company had working capital deficiency of approximately $508,800 and had approximately $442,600 of cash.  The Company’s total assets remained relatively the same as of March 31, 2015, when compared to December 31, 2014, due to the cash paid for SHLT assets during the first quarter of 2015.

As noted above, the Company incurred a net loss during the three months ended March 31, 2015, and 2014.  Further, as of March 31, 2015, the Company had an accumulated deficit of approximately $9,530,300.  The Company believes its Denver restaurant revenues and its Colorado Springs restaurant revenues, which both are 51% owned by the Company, offset by the overhead of the public company administration, coupled with the high cost of build out required for each restaurant, specifically the SHLT location, requires the Company to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis. The Company’s continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all.  The Company believes the individual store performances reflect an ongoing effort to curb costs within food and labor, while also pursuing marketing activities to increase revenues during the remainder of 2015.

The Company’s consolidated financial statements for the three months ended March 31, 2015, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2014, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise doubt about the Company’s ability to continue as a going concern.
Liabilities

The Company’s liabilities for notes payable and accrued interest as of March 31, 2015, is approximately $2,124,600 compared to approximately $1,708,500 as of December 31, 2014.  Accounts payable as of March 31, 2015, is approximately $150,700 compared to approximately $91,800 as of December 31, 2014.  These increases are due to the pre-opening of SHLT and the issuance of additional debt.

Operating Activities

Net cash used in operating activities was approximately $512,600 in the three months ended March 31, 2015, as compared to net cash used in operating activities of approximately $659,900 in the same period of 2014. The decrease in net cash used in operating activities in 2015 (compared to 2014) was primarily due to the increases in accounts payable, accrued liabilities and deferred rent offset by the increase in prepaid expenses, as compared to the 2014 period.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2015, was approximately $725,200, as compared to net cash provided by investing activities of approximately $655,000 for the three months ended March 31, 2014.  Net cash used in investing activities for the three months ended March 31, 2015, was primarily the result of cash used for purchases of property and equipment while cash provided by investing activities for the three months ended March 31, 2014, was primarily the result of cash acquired in the BBHCLLC acquisition.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015, was approximately $498,300, compared to approximately $275,000 in the three months ended March 31, 2014.  Cash provided by financing activities in 2015 and 2014 was primarily due from the sale of common stock while also issuing promissory notes.

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

In January 2014, the Company entered into a lease with an unrelated party for its corporate office. The Company will pay approximately $6,000 per month with the lease expiring on December 31, 2016.

In January 2014, the Company entered into a 120 month lease with a related party for its Colorado Springs-based restaurant.  The Company will pay $33,424 per month escalating by approximately 10% every 60 months.

In July 2014, the Company entered into a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location opened April 27, 2015.

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

Intangible assets

Intangible assets at March 31, 2015, represent franchise license costs for the Denver restaurant. These costs are amortized beginning with the restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

Property and Equipment

The Company began capitalizing certain leasehold improvements, as well as equipment the Company purchased in 2015 and 2014. Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Once effective, ASU No. 2015-02 will apply to the consolidation assessment of all entities. This standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015. The Company is evaluating this new standard and its potential impact. Early adoption is permitted.
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, that our disclosure controls and procedures were not effective as of December 31, 2014.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

 Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Option Grants

In the three months ended March 31, 2015, the Company granted options to purchase up to 120,000 shares to two of its restaurant managers that vest evenly over three years, with the first tranche vesting on February 2, 2016 and each year thereafter with an exercise price of $0.25 per share.  In addition, the Company granted options to another of its store managers to purchase up to 20,000 shares that vest evenly over two years beginning on March 16, 2015, with an exercise price of $0.27. These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Warrant and Share Issuances

The Company sold $80,000 of the 2014 Notes in the first quarter ended March 31, 2015.  By their original terms, the 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION
None.

Item 6.  EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation, as amended through March 9, 2015. Filed herewith.
3.2	Bylaws, as amended through January 6, 2015. (1)
10.1	Sixth Amendment to the Franchise Agreement dated February 13, 2015. (1)
10.2	Master License Agreement by and between SH Franchising & Licensing LLC and Bourbon Brothers Holding Corporation dated February 8, 2015. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)     Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 6, 2015.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.

Date: May 15, 2015	By:	/s/ Mitchell Roth
Mitchell Roth, President

Date: May 15, 2015	By:	/s/ Heather Atkinson
Heather Atkinson, CFO