Form 10-Q
period 2015-06-30
Southern Concepts Restaurant Group, Inc.
filed 2015-08-12
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

719-265-5821
Telephone number, including
Area code

__________________________________________
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

There were 53,005,793 shares of the issuer's common stock, no par value, outstanding as of August 12, 2015.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2015

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$368,586	$1,182,099
Prepaid expenses and other	207,269	66,023
Inventory	93,885	64,091
Total current assets	669,740	1,312,213

Deposits	96,113	80,525
Deferred financing costs, net	14,185	28,369
Related party receivable	25,787	25,787
Intangible asset, net	38,125	40,625
Property and equipment, net	4,017,157	2,986,050
Total assets	$4,861,107	$4,473,569

Liabilities and equity
Current liabilities:
Accounts payable	$161,796	$91,792
Accrued expenses	326,577	229,539
Related party notes payable and accrued interest	-	117,318
Note payable and accrued interest	505,000	218,970
Convertible notes payable and accrued interest, current portion	98,554	129,589
Total current liabilities	1,091,927	787,208

Deferred rent	320,910	303,070
Convertible notes payable and accrued interest, less current portion,
(net of $531,509 (2015) and $528,019 (2014) discount)	967,977	722,439
Related party note payable (net of $548,910 (2015) and $731,880 (2014) discount)	701,089	520,184
Total liabilities	3,081,903	2,332,901

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 4,884,859
Issued and outstanding Series A shares - 4,884,859 (2015 and 2014)	248,994	248,994
Common stock - no par value;
Authorized shares - 120,000,000
Issued and outstanding shares - 51,630,793 (2015) and 48,783,363 (2014)	8,502,441	7,916,942
Additional paid-in capital	2,836,665	2,602,171
Accumulated deficit	(10,387,559)	(8,692,743)
Total Southern Concepts Restaurant Group, Inc ("SCRG") equity	1,200,541	2,075,364
Noncontrolling interest	578,663	65,304
Total equity	1,779,204	2,140,668
Total liabilities and equity	$4,861,107	$4,473,569

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$1,815,129	$1,428,261	$3,055,795	$2,698,150
Operating expenses:
Restaurant operating costs, (related party $100,300 and $200,600 for three and six months ended June 30, 2015 and $99,100 and $184,500 for three and six months ended June 30, 2014) exclusive of depreciation and amortization below	1,802,726	1,463,646	3,070,644	2,805,468
General and administrative	548,898	492,520	1,108,016	1,304,490
Selling and marketing	125,745	195,332	147,963	285,858
Depreciation and amortization	139,376	111,013	252,224	211,545
Total operating expenses	2,616,745	2,262,511	4,578,847	4,607,361

Loss from operations	(801,616)	(834,250)	(1,523,052)	(1,909,211)

Other expense:
Interest expense (related party $33,100 and $67,851 for the three and six months ended June 30,2015 and nil in 2014)	(194,548)	(26,130)	(376,037)	(52,909)

Net loss	$(996,164)	$(860,380)	$(1,899,089)	$(1,962,120)

Net loss attributable to noncontrolling interest	$(138,789)	$(76,415)	$(204,273)	$(166,553)

Net loss attributable to SCRG	(857,375)	(783,965)	(1,694,816)	(1,795,567)

Net loss	$(996,164)	$(860,380)	$(1,899,089)	$(1,962,120)

Basic and diluted net loss per share attributable to SCRG common shareholders	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	50,436,065	44,634,280	49,718,443	36,992,817

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30
	2015	2014
Cash flows from operating activities
Net cash used in operating activities	$(1,168,168)	$(1,263,095)
Cash flows from investing activities
Cash acquired in acquisition	-	869,907
Purchase of property and equipment	(1,283,414)	(256,013)
Net cash (used in) provided by investing activities	(1,283,414)	613,894
Cash flows from financing activities
Contribution to subsidiary by non-controlling interest	625,566	-
Distribution to non-controlling interest holder	(7,934)
Payment of short-term promissory note	(25,000)	-
Proceeds from sale of common stock	564,666	827,300
Proceeds from issuance of promissory notes and warrants	180,000	-
Proceeds from issuance of long-term debt	300,771	-
Net cash provided by financing activities	1,638,069	827,300
Net (decrease) increase in cash and cash equivalents	(813,513)	178,099
Cash and cash equivalents, beginning	1,182,099	13,611
Cash and cash equivalents, ending	$368,586	$191,710
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock converted to common stock	$-	$680,884
Acquisition of BBHCLLC in exchange for preferred and common stock	$-	$1,658,612
Note payable exchanged for subsidiary equity	$100,000	$-
Issuance of common stock for services	$20,833	$-

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2015
(Unaudited)

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances, December 31, 2014	48,783,363	$7,916,942	4,884,859	$248,994	$2,602,171	$(8,692,743)	$65,304	$2,140,668
Issuance of common stock for cash	2,756,852	564,666	-	-	-	-	-	564,666
Debt discount on convertible debt allocated to warrants and beneficial conversion feature	-	-	-	-	79,703	-	-	79,703
Stock-based compensation	-	-	-	-	154,791	-	-	154,791
Issuance of common stock for services	90,578	20,833	-	-	-	-	-	20,833
Contribution by non-controlling interest holder	-	-	-	-	-	-	725,566	725,566
Distribution to non-controlling interest holder							(7,934)	(7,934)
Net loss	-	-	-	-	-	(1,694,816)	(204,273)	(1,899,089)
Balances, June 30, 2015	51,630,793	$8,502,441	4,884,859	$248,994	$2,836,665	$(10,387,559)	$578,663	$1,779,204

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 1 – ORGANIZATION, RECENT EVENTS, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

Organization and Recent Events

Southern Concepts Restaurant Group, Inc. ("SCRG" or the "Company") is a Colorado corporation that was formed on January 29, 2008. The Company, on March 9, 2015, with approval of a majority of the Company's shareholders, changed its name from Bourbon Brothers Holding Corporation to Southern Concepts Restaurant Group, Inc.

The Company operates and manages restaurants through its wholly-owned and majority-owned subsidiaries, including:

SH Franchisee & Licensing Corp. ("SH")
Southern Hospitality Denver Holdings, LLC ("SHDH")
Southern Hospitality Denver, LLC ("SHD")
Southern Hospitality Lone Tree, LLC ("SHLT")
Carve Restaurant Group, LLC ("CRG")
Carve BBQ Glendale, LLC ("CARVEG") previously SHQ Glendale, LLC
Southern Hospitality Tejon, LLC ("SHT")
Southern Hospitality Southern Kitchen Colorado Springs, LLC ("SHSK")
Bourbon Brothers Holding Company, LLC ("BBHCLLC")
Bourbon Brothers Restaurant Group, LLC ("BBRG")
Bourbon Brothers Franchise, LLC ("BBF")
Bourbon Brothers Brand, LLC ("BBB")

The Company began revenue generating activities in late February 2013, with the opening of its first Denver-based restaurant. In January 2014, the Company opened its second restaurant in Colorado Springs, Colorado, and in April 2015, the Company opened its third restaurant in Lone Tree, Colorado.

The Company has begun to develop a fast casual concept, in which the Company plans to open one to two units during 2015. In April 2015, the Company entered into a lease in Glendale, Colorado where the Company plans to open a fast casual barbecue concept called Carve Barbecue through a newly-formed 66.075% owned subsidiary, Carve BBQ Glendale, LLC ("CARVEG"). The Company anticipates this location to open in October 2015.

The Company is a party to a franchise agreement (the "FA" or the "Franchise Agreement") with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the "Franchisor" or "SHFL"). In addition, in February 2015, the Company entered into a Master License Agreement ("MLA") with SHFL which grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets over the next 18 months. SHFL and SCRG have agreed to a royalty of 2.5% of gross sales on each of the new SHQ locations. The agreement pertains exclusively to the Company's right to develop the SHQ locations and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, SCRG will retain joint ownership of this concept, which pertains to the functionality of the restaurant.

In February 2015, the Company also executed a sixth amendment to the Franchise Agreement which specifically grants SCRG the right to develop two new full service Southern Hospitality restaurants during 2015, the locations of which were named in the document to be Lone Tree, Colorado and downtown Colorado Springs, Colorado. Additionally, the sixth amendment granted the Company the right to rebrand its Bourbon Brothers Southern Kitchen restaurant in northern Colorado Springs into a Southern Hospitality-branded full service franchised restaurant operating under the trade name Southern Hospitality Southern Kitchen, a differentiated and slightly more upscale concept to that of the original concept.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT'S PLANS (CONTINUED)

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company's accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. Amounts as of December 31, 2014, are derived from those audited consolidated financial statements. These interim unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements, accounting policies and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, which has previously been filed with the SEC.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2015, and the results of operations and cash flows for the periods presented. All such adjustments include those that are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management's Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $1.0 million, $1.9 million, $0.9 million and $2.0 million for the three and six month periods ended June 30, 2015 and 2014, respectively, and has an accumulated deficit of approximately $10.4 million at June 30, 2015. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its three restaurants in Denver, Colorado Springs and Lone Tree.

The Company anticipates opening its first Carve Barbecue unit in October 2015. The Company's continued implementation of its business plan is dependent on its future profitability and engaging in strategic transactions, or on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability through current restaurant operations, enter into strategic transactions, or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company has concluded that there are no VIE's subject to consolidation at June 30, 2015 and December 31, 2014. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company's consolidated financial statements.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (continued):

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of June 30, 2015.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their interest rates and/or  short-term maturities.  The carrying amounts of related party receivables and payables are not practicable to estimate based on the related party nature of the underlying transaction.

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities (SHD, SHSK, SHLT and CARVEG), and are reported in equity. From inception through June 30, 2015, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash (no contributions in 2015 or 2014). The non-controlling members of SHSK contributed $78,634 and $100,566 in cash for the three and six months ended June 30, 2015.  The non-controlling members of SHLT contributed $500,000 in cash for the three and six months ended June 30, 2015.  In April 2015, related party notes and accrued interest were converted into non-controlling CARVEG equity of $100,000 (Note 5) while $25,000 was contributed in cash in the three and six months ended June 30, 2015.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued):

If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. Management determined that no impairment existed at June 30, 2015 and December 31, 2014.

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

Leases and Deferred Rent

The Company leases and intends to lease substantially all of its restaurant properties.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on leases in the amount of $96,113 and $80,525 are recorded as of June 30, 2015 and December 31, 2014, respectively.  Deferred rent also includes a tenant improvement allowance which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

Revenue Recognition

The Company recognizes revenues pursuant to SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and applicable related guidance. Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is reported on the Company's consolidated statements of income (loss) net of sales taxes collected. The amount of sales tax collected is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $125,700, $148,000, $195,300 and $285,900 for the three and six months ended June 30, 2015 and 2014, respectively.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company determines its income tax expense (benefit) in each of the jurisdictions in which it operates. Income tax includes an estimate of the current income tax expense (benefit), as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes. The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  Periods subject to examination for the Company's federal and state income tax returns are 2011 through the 2014 tax year.

Certain of the Company's subsidiaries are limited liability companies ("LLC's"), which are treated for tax purposes as pass-through entities. As a result, any taxes are the responsibility of the respective members.

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 28,480,595 and 7,427,382 for the periods ended June 30, 2015 and 2014, respectively, have been excluded from the calculation of diluted net loss per common share.

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern." This new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early application permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards (continued):

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In July 2015, the FASB delayed the effective date by one year.  This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company intends to adopt ASU 2015-03 in the first quarter of 2016, at which time the Company will reclassify debt issuance costs associated with the Company's debt from other noncurrent assets to debt. A reclassification will also be applied retrospectively to each prior period presented.
Management has not identified any other recently issued accounting standards that it believes may have a significant impact on the Company's unaudited condensed consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

The intangible asset at June 30, 2015, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $11,875).

Amortization expenses of $1,250 and $2,500 have been recorded for each of the three and six month periods ended June 30, 2015 and 2014. Amortization expense for the next five years and thereafter is estimated to be as follows:

2015 (remaining six months)	$2,500
2016	5,000
2017	5,000
2018	5,000
2019	5,000
Thereafter	15,625
$38,125

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

The Company licenses the rights to the trademark "Bourbon Brothers" and certain intellectual property, as defined, from a related party, Bourbon Brothers LLC ("BBLLC), for use in the Company's business operations. BBLLC has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten-year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other consideration.  The Company is not currently using this trademark in its operations, nor is it contemplated for use in the foreseeable future.

NOTE 4 – PROPERTY AND EQUIPMENT

As of June 30, 2015 and December 31, 2014, property and equipment consists of the following:

	June 30,	December 31,
	2015	2014	Useful lives

Leasehold improvements	$2,927,160	$2,227,438	10 years
Website development	21,500	21,500	3 years
Equipment	1,835,112	1,299,220	3-7 years
Computers and hardware	164,074	116,275	5 years
	4,947,846	3,664,433
Less accumulated depreciation	(930,689)	(678,383)
	$4,017,157	$2,986,050

The Company's Colorado Springs-based restaurant opened in late January 2014, and the Company's Lone Tree restaurant opened in April 2015, for which the Company began depreciating such assets at the date of each respective opening.  Depreciation expense was approximately $138,100, $249,700, $109,800 and $209,000 for the three and six months ended June 30, 2015 and 2014, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes:

The Company has outstanding promissory notes (the "Notes") that bear interest at 5% per annum, they are unsecured, and their maturity dates (2018-2019) are seven years from their issue date. Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company's portion of gross quarterly revenues from each Southern Hospitality BBQ restaurant. At June 30, 2015, the Company has not made all required payments of interest on the Notes. The total accrued interest through June 30, 2015 is $98,554. The Company may cure this deferral in interest payments within a defined period of time, as provided for in the note agreements, thus preventing the Notes from becoming callable.

The Notes and accrued interest are convertible, at the option of the holder. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share.  The Company is amortizing a discount related to this beneficial conversion feature to interest over the term of the Notes.  Approximately $13,500 and $27,800 was amortized for the three and six months ended June 30, 2015, respectively.  No Notes have been converted through June 30, 2015.  At June 30, 2015 and December 31, 2014, the balance of the Notes and accrued interest, net of discount, was approximately $717,100 and $665,900, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 5 – NOTES PAYABLE (CONTINUED)

Convertible Notes (continued):

Beginning in August 2014, the Company began selling 6.5% promissory notes (the "2014 Notes") along with warrants to purchase the Company's common stock. Investors received a warrant to purchase four shares of common stock for each one dollar of principal amount loaned to the Company with an exercise price of $0.40 per share, exercisable for three years. The 2014 Notes bear interest at 6.5% per annum, they are unsecured, and their maturity dates are five years from their issue date. The Company sold $460,000 of notes from August 2014 through December 31, 2014, and $180,000 of notes during the six months ended June 30, 2015. The 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share.
The 2014 Notes were discounted based on the relative fair value of the warrants issued with the debt, of approximately $207,000.  The relative fair value of the warrants was determined using the Black-Scholes option pricing model.  Additionally, the convertible notes were further discounted, as the Company determined that the convertible debt contained a beneficial conversion feature and recorded an additional debt discount of approximately $105,300.  The net carrying value of the 2014 Notes and accrued interest at June 30, 2015 and December 31, 2014 was $349,500 and $182,200, respectively.
The assumptions used in the Black-Scholes model to determine the fair value of warrants are as follows: (1) dividend yield of 0%, (2) expected volatility of 205%, (3) risk-free interest rates ranging from 0.78% to 0.97%, (4) contractual life of 3.0 years, and fair value of the Company's shares of $0.23 to $0.30 per share.  The relative fair value attributable to the warrants and the beneficial conversion feature have been recorded as a discount and deducted from the face value of the convertible debt in the accompanying consolidated balance sheet.  The discount applied to the 2014 Notes is being amortized over the five-year term of the convertible notes.
Promissory Note:

During the year ended December 31, 2013, the Company issued a promissory note with an aggregate face value of $200,000, along with a warrant to purchase 50,000 shares of the Company's common stock. This note bears interest at 5% per annum; it is unsecured and due on demand. The holder of the note received additional consideration in the form of a fully vested warrant to purchase 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company determined the relative fair value of the warrant to be approximately $44,000, which was recorded as a discount to the note payable, and which was amortized over approximately three months.

Bank Financing:

In November 2014, SHLT and Rocky Mountain Bank & Trust entered into a bank financing agreement to purchase kitchen equipment for the Lone Tree restaurant location.  The agreement provides for financing up to $300,000, of which the Company had drawn $300,000 by June 30, 2015. This loan bears interest at 6%.  Monthly interest-only payments began in December 2014 through August 2015.  Thereafter, monthly principal and interest payments of approximately $5,800 are due through maturity in August 2020.   The agreement was personally guaranteed by two directors of the Company. Their personal guarantees were subsequently released, and the agreement is now collateralized by the kitchen equipment at the SHLT and SHD restaurants.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 5 – NOTES PAYABLE (CONTINUED)

Related Party Promissory Notes:

The Company issued short-term promissory notes totaling $90,000 in the third quarter of 2014 to two shareholders.  These notes bear interest at 10% per annum, are unsecured, and had a maturity date of 180 days after the date of execution. These notes with accrued interest were subsequently converted to equity in CARVEG in April 2015 at a conversion rate of $1.05 per membership unit. In addition, the Company issued a short-term, unsecured promissory note for $25,000 on November 13, 2014, to a third shareholder.  This note was subsequently paid off in full in January 2015.

Related Party Loan Agreement:
On December 31, 2014, the Company entered into a Loan Agreement and associated Promissory Note (the "Loan Agreement") with Bourbon Brothers #14, LLC ("BB14") which provides for an unsecured term loan in the aggregate original principal amount of $1,250,000 (the "Loan"). The Company received net proceeds of $1,197,714 after loan closing fees.  BB14 is a related party entity, controlled by certain shareholders of the Company. The Company is to pay interest on the Loan at the greater of 9.5% or 6.25% per annum  plus the prime rate announced by the Wall Street Journal. In addition, the Company is to pay a monthly loan servicing fee in the amount of 1% of the principal balance of the Loan. The entire principal balance of the Loan, plus any accrued and unpaid interest, is due on December 29, 2016, unless the Company exercises its option to extend the term of the Loan. Extension of the Loan requires certain conditions to be met at the time of the extension. The related party interest expense on this loan for the three and six months ended June 30, 2015 was $32,500 and $65,000.
In connection with the Loan, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year. BB14 funded the Loan with financing BB14 received from a third-party lender.  JW Roth, a director of the Company, personally guaranteed the BB14 Loan to obtain financing to facilitate the Loan. To compensate JW Roth, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year.  The Company determined the relative fair value of the 15,000,000 warrants to be approximately $731,800, which has been recorded as a discount to the Loan principal balance, and which is being amortized over the term of the Loan.  The balance of the discount at June 30, 2015 and December 31, 2014 was $548,910 and $731,800, respectively.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On December 30, 2014, SHD entered into a Fifth Amendment to its FA with the Franchisor in connection with the opening of a new Southern Hospitality restaurant in Lone Tree, Colorado. Under the FA, SHD partially assigned its rights to SHLT to use the Franchisor's marks, business methods, proprietary products, confidential information and intellectual property to operate a Southern Hospitality restaurant. In addition, pursuant to the FA, the Franchisor waived certain initial fees in connection with SHLT opening a restaurant in Lone Tree, Colorado.

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

For the three and six months ended June 30, 2015 and 2014, the Company incurred franchise royalty expense of $41,000, $57,700, $14,300 and $28,300, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $49,500, $99,000, $48,000 and $96,000 for the three and six months ended June 30, 2015 and 2014, respectively.

The Company has a ten-year lease with BBLLC, a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises on January 11, 2014.  Rent is approximately $33,340 per month for the first 60 months, and thereafter is subject to adjustment every 60 months. This lease provides for one, ten-year renewal option.  Related party lease expense was approximately $100,300, $200,500, $99,100 and $184,000 for the three and six months ended June 30, 2015 and 2014, respectively.

The Company has a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years and for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location opened April 27, 2015, at which time the lease commenced.  Lease expense was approximately $18,197 for the three and six months ended June 30, 2015 (none in 2014).

In April 2015, SHQG entered into a non-cancellable lease for the Company's first fast casual restaurant in Glendale, Colorado. The initial term of this lease provides for expiration on July 31, 2020. This lease includes three five-year extension options. Rent payments are approximately $10,600 per month, which includes certain common area maintenance charges, and are subject to escalation provisions.  This location is anticipated to open in October 2015. Lease expense was approximately $21,300 for the three and six months ended June 30, 2015 (none in 2014).

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year six.  The initial term of the lease provides for expiration on December 31, 2016. Lease expense for the three and six months ended June 30, 2015 and 2014 was $15,700, $31,400, $15,700 and $27,800, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 7 – EQUITY

Preferred stock:

The Company authorized the issuance of up to 18,242,700 shares of Series A convertible preferred stock in January 2014, of which 18,242,687 shares were issued on January 22, 2014. As of March 1, 2014, the holders of 13,357,828 Series A preferred shares chose to convert their Series A preferred stock into shares of the Company's common stock at a ratio of one to one.  These Series A preferred shares were then subsequently cancelled.  As of June 30, 2015 and December 31, 2014, 4,884,859 Series A convertible preferred shares remain issued and outstanding.

Each share of Series A convertible preferred is entitled to 25 votes and is convertible into shares of common stock on a one-for-one basis.  Other rights of the Series A convertible preferred are identical to the common stock rights.

Common stock:

The Company's issued 2,756,852 common shares of stock for proceeds of approximately $564,666 and 90,578 common shares of stock for services of approximately $20,830 between January 1, 2015 and June 30, 2015.

 Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 4 million shares of common stock may be issued under the Plan (as amended on January 22, 2014).

In the six months ended June 30, 2015, the Company granted options to purchase up to 120,000 common shares to two of its restaurant managers that vest evenly over three years, with the first tranche vesting on February 2, 2016 and each year thereafter with an exercise price of $0.25 per share.  In addition, the Company granted options to another of its store managers to purchase up to 20,000 shares that vest evenly over two years beginning on March 16, 2015, with an exercise price of $0.27 per share. In June 2015, the Company granted options to purchase up to 600,000 common shares to six members of its board of directors that vest on March 9, 2016, with an exercise price of $0.30 per share.

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $57,000, $112,000, $54,200 and $121,000 for the three and six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, there was approximately $411,700 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the six months ended June 30, 2015 and 2014 was $0.29 and $0.96 per share, respectively. The assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2015 and 2014, are as follows:

	2015	2014
Risk free interest rate	1.68%	0.79%
Expected volatility	205%	205%
Expected term	10 months to 3 years	5 years
Expected dividend yield	0	0

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

The following tables set forth the activity in the Company's Plan for the six months ended June 30, 2015:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2015	2,636,039	$0.29		$-
Granted	740,000	0.29	4.96	-
Forfeited/cancelled	(291,236)	0.12	-	-
Outstanding at June 30, 2015	3,084,803	0.30	3.74	$-
Exercisable at June 30, 2015	1,405,042	$0.28	3.19	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the market price of the Company's common stock on June 30, 2015, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on June 30, 2015.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 7 – EQUITY (CONTINUED)

The following table summarizes the activity and value of non-vested options as of and for the six months ended June 30, 2015:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2015	1,494,663	$0.09
Granted	740,000	0.28
Vested	(263,666)	0.36
Forfeited/cancelled	(291,236)	0.12
Non-vested options outstanding at June 30, 2015	1,679,761	$0.25

Warrants:

The Company uses the Black-Scholes pricing model to determine the weighted average fair value of warrants. The assumptions utilized to determine the fair value of warrants granted during the six months ended June 30, 2015, are as follows:

Risk free interest rate	0.79%
Expected volatility	205%
Expected term	3 years
Expected dividend yield	0

The following table sets forth the activity regarding warrants for the six months ended June 30, 2015:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding at January 1, 2015	18,344,614	$0.18		$-
Granted	95,000	0.23	-	-
Forfeited/cancelled	(30,000)	0.30	-	-
Outstanding at June 30, 2015	18,409,614	0.21	3.89	$-
Exercisable at June 30, 2015	3,014,614	$0.49	2.35	$-

The following table sets for the activity regarding non-vested warrants for the six months ended June 30, 2015:

	Non-vested	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Grant Date
	Warrants	Price	Fair Value
Non-vested at January 1, 2015	15,330,000	$0.18	$0.05
Granted	95,000	0.23	$0.14
Forfeited/cancelled	(30,000)	0.30	$0.30
Non-vested at June 30, 2015	15,395,000	$0.18	$0.05

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

NOTE 7 – EQUITY (CONTINUED)

Warrants (Continued):

The Company issued 95,000 warrants during the six months ended June 30, 2015 with an exercise price of $0.23 per share and an expected term of three years.

NOTE 8 – SUBSEQUENT EVENTS

From July 1, 2015 through August 10, 2015, the Company issued 1,375,000 common shares of stock at $0.20 per share for proceeds of $275,000.  In addition, the Company issued warrants that vest in July 2016 to purchase 83,000 shares of common stock at an exercise price of $0.31 per share and expected terms of three years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three and six months ended June 30, 2015 and 2014;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our Company.

The review of Management's Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this quarterly report.

Overview

Southern Concepts Restaurant Group, Inc. ("SCRG" or the "Company") is a Colorado corporation that was formed on January 29, 2008. The Company, on March 9, 2015, with approval of a majority of the Company's shareholders, changed its name from Bourbon Brothers Holding Corporation to Southern Concepts Restaurant Group, Inc.

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

The Company is a party to a franchise agreement (the "FA") with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the "Franchisor" or "SHFL"). In addition, in February 2015, the Company entered into a Master License Agreement ("MLA") with SHFL which grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets over the next 18 months. SHFL and SCRG have agreed to a royalty of two and one half percent (2.5%) of gross sales on each of the new SHQ locations. The agreement pertains exclusively to Company's right to develop SHQ and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, SCRG will retain joint ownership in the concept, which pertains to the functionality of the restaurant.

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

Results of Operations – Three and Six Months Ended June 30, 2015 and 2014

Revenues

During the three and six months ended June 30, 2015 and 2014, the Company generated approximately $1,815,100, $3,055,800, $1,428,300 and $2,698,200, respectively, in net revenue.

Cost of Revenue – Restaurant Operating Expenses

For the three and six months ended June 30, 2015 and 2014, the Company's restaurant operating costs were approximately $1,802,700, $3,070,600, $1,463,600 and $2,805,500, respectively.  The restaurant operating costs was attributable to the three operating restaurants, including the cost of food, alcohol, labor and other costs of the restaurants.

Cost of revenue, comprised of operating expenses at the SHD, SHSK and SHLT restaurants, includes variable expenses and fluctuates with sales volumes for expenses such as food and beverage costs, payroll and franchise fees.  Fixed expenses, such as lease expenses at the restaurant locations, are also included.

Operating Expenses – General and Administrative and Selling and Marketing

For the three and six months ended June 30, 2015 and 2014, the Company's operating expenses were approximately $674,600, $1,256,000, $687,800 and $1,590,300. The operating expenses in 2015 were primarily related to ongoing operations and pre-opening expenses for SHLT and CARVEG. The Company's largest operating expense, excluding restaurant operating expenses, during the three and six months ended June 30, 2015 and 2014, were its general and administrative expenses totaling approximately $548,900, $1,108,000, $492,500 and $1,304,500. The general and administrative costs are due to preopening and ongoing expenses for four restaurant locations primarily, including recurring corporate costs (such as payroll and related expenses).  As part of operating expenses, the Company incurred approximately $125,700, $148,000, $195,300 and $285,900 in selling and marketing expenses during the three and six months ended June 30, 2015 and 2014. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss may continue throughout the remainder of 2015 due to the overall expansion of the store locations and its subsidiaries and parent company overhead.

Depreciation and Amortization

For the three and six months ended June 30, 2015 and 2014, the Company's depreciation and amortization was approximately $139,400, $252,200, $111,000 and $211,500.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant, the Company's first restaurant.

Other income (expense)

For the three and six months ended June 30, 2015 and 2014, the Company recognized other expense of approximately $194,500, $376,000, $26,100 and $52,900.  The increase in interest expense comparing year over year was primarily due to the increase in the amount of promissory notes in 2015 compared to 2014 in regards to recognition of interest expense.

Liquidity and Capital Resources

As of June 30, 2015, the Company had working capital deficiency of approximately $422,200 and had approximately $368,600 of cash.  The Company's total assets increased as of June 30, 2015, when compared to December 31, 2014, mostly due to the increase in property and equipment for SHLT and CARVEG during the first six months of 2015.

As noted above, the Company incurred a net loss during the three and six months ended June 30, 2015, and 2014.  Further, as of June 30, 2015, the Company had an accumulated deficit of approximately $10,387,600.  The Company believes its Denver restaurant revenues and its Colorado Springs restaurant revenues, which both are 51% owned by the Company, offset by the overhead of the public company administration, coupled with the high cost of build out required for each restaurant, specifically the SHLT and CARVEG locations, requires the Company to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company's ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis. The Company's continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all.  The Company believes the individual store performances reflect an ongoing effort to curb costs within food and labor, while also pursuing marketing activities to increase revenues during the remainder of 2015 at all restaurant locations.

The Company's unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended December 31, 2014, includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.
Liabilities

The Company's liabilities for notes payable and accrued interest as of June 30, 2015, is approximately $2,272,600 compared to approximately $1,591,200 as of December 31, 2014.  Accounts payable as of June 30, 2015, is approximately $161,800 compared to approximately $91,800 as of December 31, 2014.  These increases are due to the pre-opening of CARVEG and the issuance of additional debt.

Operating Activities

Net cash used in operating activities was approximately $1,168,200 in the six months ended June 30, 2015, as compared to net cash used in operating activities of approximately $1,263,100 in the same period of 2014. The decrease in net cash used in operating activities in 2015 (compared to 2014) was primarily due to the increase in prepaid expenses offset by increases in accounts payable, accrued liabilities and deferred rent.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2015, was approximately $1,283,400, as compared to net cash provided by investing activities of approximately $613,900 for the three months ended June 30, 2014.  Net cash used in investing activities for the six months ended June 30, 2015, was primarily the result of cash used for purchases of property and equipment while cash provided by investing activities for the six months ended June 30, 2014, was primarily the result of cash acquired in the BBHCLLC acquisition.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2015, was approximately $1,638,100, compared to approximately $827,300 in the six months ended June 30, 2014.  Cash provided by financing activities in 2015 and 2014 was primarily due from the sale of common stock while also issuing promissory notes.

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

In January 2014, the Company entered into a lease with an arm's length party for its corporate office. The Company will pay approximately $6,000 per month with the lease expiring on December 31, 2016.
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

In April 2015, the Company entered into a non-cancellable lease for the Company's first fast casual restaurant in Glendale, Colorado. The initial term of this lease is to expire July 31, 2020. This lease includes three extension options, with the term of each extension option consisting of five years. Rent payments are approximately $10,634. This location is anticipated to open in October 2015.

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements in conformity with U. S. GAAP requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the unaudited condensed consolidated financial statements.

Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increase, these judgments become even more subjective and complex. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operation and/or financial condition. Our significant accounting policies are disclosed in Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q.  Our critical accounting policies are outlined below.

Fair Value Measurements

The carrying value of cash and non-related party accruals and payables approximates fair value due to their short maturities. The carrying value of non-related party notes payable approximates fair value based on effective interest rates estimated to approximate market. The carrying amount of payables to related parties are not practicable to estimate based on the related party nature of the underlying transactions.

Intangible assets

Intangible assets at June 30, 2015, represent franchise license costs for the Denver restaurant. These costs are amortized beginning with the restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets' carrying value is not recoverable.

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

Revenue Recognition

The Company began revenue generating activities through the Denver restaurant as of February 21, 2013. The Company began accounting for such revenue activities pursuant to Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, and applicable related guidance. Revenue is derived from the sale of prepared food and beverage and select retail items. Revenue is recognized at the time of sale and is to be reported on the Company's consolidated statements of operations net of sales taxes collected. The amount of sales tax collected is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

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

Recently issued and adopted accounting pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern." This new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early application permitted.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In July 2015, the FASB delayed the effective date by one year.  This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the original effective date of December 15, 2016.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company intends to adopt ASU 2015-03 in the first quarter of 2016, at which time the Company will reclassify debt issuance costs associated with the Company's debt from other noncurrent assets to debt. A reclassification will also be applied retrospectively to each prior period presented.
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of June 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, that our disclosure controls and procedures were not effective as of June 30, 2015.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

 Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Option Grants

In the six months ended June 30, 2015, the Company granted options to purchase up to 120,000 shares to two of its restaurant managers that vest evenly over three years, with the first tranche vesting on February 2, 2016 and each year thereafter with an exercise price of $0.25 per share.  In addition, the Company granted options to another of its store managers to purchase up to 20,000 shares that vest evenly over two years beginning on March 16, 2015, with an exercise price of $0.27.  In June 2015, the Company granted options to purchase up to 600,000 common shares to six of its board of directors that vest on March 9, 2016, with an exercise price of $0.30.  These securities were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

Warrant and Share Issuances

The Company sold $180,000 of the 2014 Notes in the six months ended June 30, 2015.  By their original terms, the 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION
None.

Item 6.  EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation, as amended through March 9, 2015. (1)
3.2	Bylaws, as amended through January 6, 2015. (2)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)   Incorporated by reference from the Company's  Form 10-Q for the period ended March 31, 2015 and filed on May 15, 2015.
(2)   Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 6, 2015.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.

Date: August 12, 2015	By:	/s/ Mitchell Roth
Mitchell Roth, CEO

Date: August 12, 2015	By:	/s/ Heather Atkinson
Heather Atkinson, CFO