Form 10-Q
period 2015-09-30
Southern Concepts Restaurant Group, Inc.
filed 2015-11-06
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

719-265-5821
Telephone number, including
Area code

________________________________________________
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

There were 55,643,303 shares of the issuer's common stock, no par value, outstanding as of November 6, 2015.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED SEPTEMBER 30, 2015

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
  CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$549,140	$1,182,099
Prepaid expenses and other	143,200	66,023
Inventory	87,389	64,091
Total current assets	779,729	1,312,213

Deposits	96,113	80,525
Deferred financing costs, net	7,092	28,369
Related party receivable	25,787	25,787
Intangible asset, net	36,875	40,625
Property and equipment, net	4,188,848	2,986,050
Total assets	$5,134,444	$4,473,569

Liabilities and equity
Current liabilities:
Accounts payable	$69,067	$91,792
Accrued expenses	244,201	229,539
Related party notes payable and accrued interest	-	117,318
Notes payable and accrued interest	495,733	218,970
Convertible notes payable and accrued interest, current portion	109,022	129,589
Total current liabilities	918,023	787,208

Deferred rent	315,898	303,070
Convertible notes payable and accrued interest, less current portion,
(net of $546,521 (2015) and $528,019 (2014) discount)	1,071,647	722,439
Related party note payable (net of $457,425 (2015) and $731,880 (2014) discount)	792,574	520,184
Total liabilities	3,098,142	2,332,901

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 4,884,859
Issued and outstanding Series A shares - 4,884,859 (2015 and 2014)	248,994	248,994
Common stock - no par value;
Authorized shares - 120,000,000
Issued and outstanding shares - 55,518,303 (2015) and 48,783,363 (2014)	9,239,966	7,916,942
Additional paid-in capital	2,975,172	2,602,171
Accumulated deficit	(11,219,668)	(8,692,743)
Total Southern Concepts Restaurant Group, Inc ("SCRG") equity	1,244,464	2,075,364
Noncontrolling interest	791,838	65,304
Total equity	2,036,302	2,140,668
Total liabilities and equity	$5,134,444	$4,473,569

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$1,736,930	$1,408,772	$4,792,725	$3,953,749
Operating expenses:
Restaurant operating costs, (related party $100,300 and $300,800 for three and nine months ended September 30, 2015 and $99,100 and $284,000 for three and nine months ended September 30, 2014) exclusive of depreciation and amortization below	1,770,622	1,458,823	4,857,207	4,199,909
General and administrative	495,420	503,165	1,589,855	1,806,079
Selling and marketing	98,067	110,588	244,253	395,446
Depreciation and amortization	152,897	111,013	405,119	322,558
Total operating expenses	2,517,006	2,183,589	7,096,434	6,723,992

Loss from operations	(780,076)	(774,817)	(2,303,709)	(2,770,243)

Other expense:
Interest expense (related party $32,500 and $97,497 for the three and nine months ended September 30, 2015 and nil in 2014)	(177,962)	(37,755)	(554,020)	(90,663)

Net loss	$(958,038)	$(812,572)	$(2,857,729)	$(2,860,906)

Net loss attributable to noncontrolling interest	$(126,582)	$(107,793)	$(330,805)	$(274,346)

Net loss attributable to SCRG	(831,456)	(704,779)	(2,526,925)	(2,586,560)

Net loss	$(958,038)	$(812,572)	$(2,857,729)	$(2,860,906)

Basic and diluted net loss per share attributable to SCRG common shareholders	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding - basic and diluted	54,008,923	46,958,130	51,164,319	40,227,931

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30
	2015	2014
Cash flows from operating activities
Net cash used in operating activities	$(1,944,093)	$(1,928,188)
Cash flows from investing activities
Cash acquired in acquisition	-	869,907
Purchase of property and equipment	(1,604,167)	(303,962)
Net cash (used in) provided by investing activities	(1,604,167)	565,945
Cash flows from financing activities
Contribution to subsidiary by non-controlling interest	1,084,023	-
Distribution to non-controlling interest holder	(26,684)	-
Payment of short-term promissory note	(25,000)	-
Proceeds from sale of common stock	1,302,166	1,042,300
Proceeds from issuance of promissory notes and warrants	280,000	300,000
Proceeds from issuance of long-term debt	300,771	-
Proceeds from issuance of short-term promissory notes	-	90,000
Proceeds from exercise of a stock options	25	25
Proceeds from exercise of warrants	-	300
Net cash provided by financing activities	2,915,301	1,432,625
Net (decrease) increase in cash and cash equivalents	(632,959)	70,382
Cash and cash equivalents, beginning	1,182,099	13,611
Cash and cash equivalents, ending	$549,140	$83,993
Supplemental disclosure of non-cash operating, investing and financing activities:
Beneficial conversion feature	$-	$123,000
Acquisition of BBHCLLC in exchange for preferred and common stock	$-	$1,658,612
Note payable exchanged for subsidiary equity	$100,000	$-
Issuance of common stock for services	$20,833	$-

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015
(Unaudited)

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances, December 31, 2014	48,783,363	$7,916,942	4,884,859	$248,994	$2,602,171	$(8,692,743)	$65,304	$2,140,668
Issuance of common stock for cash	6,540,648	1,302,166	-	-	-	-	-	1,302,166
Debt discount on convertible debt allocated to warrants and beneficial conversion feature	-	-	-	-	109,130	-	-	109,130
Stock-based compensation	-	-	-	-	263,871	-	-	263,871
Issuance of common stock for services	103,078	20,833	-	-	-	-	-	20,833
Exercise of stock options	91,214	25	-	-	-	-	-	25
Contribution by non-controlling interest holder	-	-	-	-	-	-	1,084,023	1,084,023
Distribution to non-controlling interest holder	-	-	-	-	-	-	(26,684)	(26,684)
Net loss	-	-	-	-	-	(2,526,925)	(330,805)	(2,857,730)
Balances, September 30, 2015	55,518,303	$9,239,966	4,884,859	$248,994	$2,975,172	$(11,219,668)	$791,838	$2,036,302

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

SH Franchisee & Licensing Corp. ("SH")
Southern Hospitality Denver Holdings, LLC ("SHDH")
Southern Hospitality Denver, LLC ("SHD")
Southern Hospitality Lone Tree, LLC ("SHLT")
Southern Hospitality Tejon, LLC ("TEJON")
Bourbon Brothers Franchise, LLC ("BBF")
Bourbon Brothers Brand, LLC ("BBB")
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

The Company has begun to develop a fast casual concept, in which the Company plans to open one unit during 2015. In April 2015, the Company entered into a lease in Glendale, Colorado where the Company plans to open a fast casual barbecue concept called Carve Barbecue through a newly-formed 66.075% owned subsidiary, Carve BBQ Glendale, LLC ("CARVEG"). The Company opened this location on November 5, 2015.

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

The Company is a party to a franchise agreement (the "FA" or the "Franchise Agreement") with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the "Franchisor" or "SHFL"). In addition, in February 2015, the Company entered into a Master License Agreement ("MLA") with SHFL which grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets over the next 18 months. SHFL and SCRG have agreed to a royalty of 2.5% of gross sales on each of the new SHQ locations. The agreement pertains exclusively to the Company's right to develop the SHQ locations and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, SCRG will retain joint ownership of this concept, which pertains to the functionality of the restaurant.  The Company does not anticipate to open a SHQ in the near future.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2015, and the results of operations and cash flows for the periods presented. All such adjustments include those that are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management's Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $0.9 million, $2.9 million, $0.8 million and $2.9 million for the three and nine month periods ended September 30, 2015 and 2014, respectively, and has an accumulated deficit of approximately $11.2 million at September 30, 2015. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its three restaurants in Denver, Colorado Springs and Lone Tree.

The Company anticipates opening its first Carve Barbecue unit in early November 2015. The Company's continued implementation of its business plan is dependent on its future profitability and engaging in strategic transactions, or on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to achieve and maintain profitability through current restaurant operations, enter into strategic transactions, or obtain additional financing in the near term, the Company may be required to delay its business plan implementation, which would have a material adverse impact on the Company.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company has concluded that there are no VIE's subject to consolidation at September 30, 2015 and December 31, 2014. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company's consolidated financial statements.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements (continued):

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of September 30, 2015.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their interest rates and/or  short-term maturities.  The carrying amounts of related party receivables and payables are not practicable to estimate based on the related party nature of the underlying transaction.

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities (SHD, SHSK, SHLT and CARVEG), and are reported in equity. From inception through September 30, 2015, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash (no contributions in 2015 or 2014). The non-controlling members of SHSK contributed $8,456 and $109,022 in cash for the three and nine months ended September 30, 2015.  The non-controlling members of SHLT contributed $500,000 in cash for the three and nine months ended September 30, 2015.  In April 2015, related party notes and accrued interest were converted into non-controlling CARVEG equity of $100,000 (Note 5) while $350,000 and $375,000 was contributed in cash in the three and nine months ended September 30, 2015.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment (continued):

If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. Management determined that no impairment existed at September 30, 2015 and December 31, 2014.

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

Leases and Deferred Rent

The Company leases and intends to lease substantially all of its restaurant properties.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on leases in the amount of $96,113 and $80,525 are recorded as of September 30, 2015 and December 31, 2014, respectively.  Deferred rent also includes a tenant improvement allowance which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $98,000, $244,300, $110,600 and $395,400 for the three and nine months ended September 30, 2015 and 2014, respectively.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 29,136,167 and 9,250,445 for the periods ended September 30, 2015 and 2014, respectively, have been excluded from the calculation of diluted net loss per common share.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

NOTE 3 – INTANGIBLE ASSETS

The intangible asset at September 30, 2015, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $13,125).

Amortization expenses of $1,250 and $3,750 have been recorded for each of the three and nine month periods ended September 30, 2015 and 2014. Amortization expense for the next five years and thereafter is estimated to be as follows:

2015 (remaining three months)	$1,250
2016	5,000
2017	5,000
2018	5,000
2019	5,000
Thereafter	15,625
$36,875

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of September 30, 2015 and December 31, 2014, property and equipment consists of the following:

	September 30,	December 31,
	2015	2014	Useful lives

Leasehold improvements	$3,094,661	$2,227,438	10 years
Website development	45,750	21,500	3 years
Equipment	1,959,950	1,299,220	3-7 years
Computers and hardware	170,822	116,275	5 years
	5,271,183	3,664,433
Less accumulated depreciation	(1,082,335)	(678,383)
	$4,188,848	$2,986,050

The Company's Colorado Springs-based restaurant opened in late January 2014, and the Company's Lone Tree restaurant opened in April 2015, for which the Company began depreciating such assets at the date of each respective opening.  Depreciation expense was approximately $151,700, $401,400, $109,800 and $318,800 for the three and nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes:

The Company has outstanding promissory notes (the "Notes") that bear interest at 5% per annum, they are unsecured, and their maturity dates (2018-2019) are seven years from their issue date. Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company's portion of gross quarterly revenues from each Southern Hospitality BBQ restaurant.  At September 30, 2015, the Company has not made all required payments of interest on the Notes. The total accrued interest through September 30, 2015 is $109,022. The Company may cure this deferral in interest payments within a defined period of time, as provided for in the note agreements, thus preventing the Notes from becoming callable.

The Notes and accrued interest are convertible, at the option of the holder. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share.  The Company is amortizing a discount related to this beneficial conversion feature to interest over the term of the Notes.  Approximately $13,500 and $41,300 was amortized for the three and nine months ended September 30, 2015, respectively.  No Notes have been converted through September 30, 2015.  At September 30, 2015 and December 31, 2014, the balance of the Notes and accrued interest, net of discount, was approximately $740,500 and $665,900, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 5 – NOTES PAYABLE (CONTINUED)

Convertible Notes (continued):

Beginning in August 2014, the Company began selling 6.5% promissory notes (the "2014 Notes") along with warrants to purchase the Company's common stock. Investors received a warrant to purchase four shares of common stock for each one dollar of principal amount loaned to the Company with an exercise price of $0.40 per share, exercisable for three years. The 2014 Notes bear interest at 6.5% per annum, they are unsecured, and their maturity dates are five years from their issue date. The Company sold $460,000 of notes from August 2014 through December 31, 2014, and $280,000 of notes during the nine months ended September 30, 2015. The 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share.
The 2014 Notes were discounted based on the relative fair value of the warrants issued with the debt, of approximately $284,900.  The relative fair value of the warrants was determined using the Black-Scholes option pricing model.  Additionally, the convertible notes were further discounted, as the Company determined that the convertible debt contained a beneficial conversion feature and recorded an additional debt discount of approximately $130,000.  The net carrying value of the 2014 Notes and accrued interest at September 30, 2015 and December 31, 2014 was $399,400 and $182,200, respectively.
The assumptions used in the Black-Scholes model to determine the fair value of warrants are as follows: (1) dividend yield of 0%, (2) expected volatility of 205%, (3) risk-free interest rates ranging from 0.78% to 0.97%, (4) contractual life of 3.0 years, and fair value of the Company's shares of $0.23 to $0.31 per share.  The relative fair value attributable to the warrants and the beneficial conversion feature have been recorded as a discount and deducted from the face value of the convertible debt in the accompanying consolidated balance sheet.  The discount applied to the 2014 Notes is being amortized over the five-year term of the convertible notes.
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

Bank Financing:

In November 2014, SHLT and Rocky Mountain Bank & Trust entered into a bank financing agreement to purchase kitchen equipment for the Lone Tree restaurant location.  The agreement provides for financing up to $300,000, of which the Company had drawn $300,000 by September 30, 2015. This loan bears interest at 6%.  Monthly interest-only payments began in December 2014 and continued through August 2015.  Beginning in September 2015, monthly principal and interest payments of approximately $5,800 are due through maturity in August 2020.   The agreement was personally guaranteed by two directors of the Company. Their personal guarantees were subsequently released, and the agreement is now collateralized by the kitchen equipment at the SHLT and SHD restaurants.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Related Party Loan Agreement:
On December 31, 2014, the Company entered into a Loan Agreement and associated Promissory Note (the "Loan Agreement") with Bourbon Brothers #14, LLC ("BB14") which provides for an unsecured term loan in the aggregate original principal amount of $1,250,000 (the "Loan"). The Company received net proceeds of $1,197,714 after loan closing fees.  BB14 is a related party entity, controlled by certain shareholders of the Company. The Company is to pay interest on the Loan at the greater of 9.5% or 6.25% per annum plus the prime rate announced by the Wall Street Journal. In addition, the Company is to pay a monthly loan servicing fee in the amount of 1% of the principal balance of the Loan. The entire principal balance of the Loan, plus any accrued and unpaid interest, is due on December 29, 2016, unless the Company exercises its option to extend the term of the Loan. Extension of the Loan requires certain conditions to be met at the time of the extension. The related party interest expense on this loan for the three and nine months ended September 30, 2015 was $32,500 and $97,500.
In connection with the Loan, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year. BB14 funded the Loan with financing BB14 received from a third-party lender.  JW Roth, a director of the Company, personally guaranteed the BB14 Loan to obtain financing to facilitate the Loan. To compensate JW Roth, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year.  The Company determined the relative fair value of the 15,000,000 warrants to be approximately $731,800, which has been recorded as a discount to the Loan principal balance, and which is being amortized over the term of the Loan.  The balance of the discount at September 30, 2015 and December 31, 2014 was $457,400 and $731,800, respectively.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

For the three and nine months ended September 30, 2015 and 2014, the Company incurred franchise royalty expense of $41,900, $99,600, $13,600 and $41,900, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $49,500, $148,500, $48,000 and $148,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

The Company has a ten-year lease with BBLLC, a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises on January 11, 2014.  Rent is approximately $33,340 per month for the first 60 months, and thereafter is subject to adjustment every 60 months. This lease provides for one, ten-year renewal option.  Related party lease expense was approximately $100,300, $300,800, $99,100 and $284,000 for the three and nine months ended September 30, 2015 and 2014, respectively.

The Company has a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years and for two, five-year renewal options.  Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  This location opened April 27, 2015, at which time the lease commenced.  Lease expense was approximately $26,260 and $44,500 for the three and nine months ended September 30, 2015 (none in 2014).

In April 2015, SHQG entered into a non-cancellable lease for the Company's first fast casual restaurant in Glendale, Colorado. The initial term of this lease provides for expiration on July 31, 2020. This lease includes three five-year extension options. Rent payments are approximately $10,600 per month, which includes certain common area maintenance charges, and are subject to escalation provisions.  This location is anticipated to open in early November 2015. Lease expense was approximately $31,800 and $53,100 for the three and nine months ended September 30, 2015 (none in 2014).

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year six.  The initial term of the lease provides for expiration on December 31, 2016. Lease expense for the three and nine months ended September 30, 2015 and 2014 was $14,900, $74,600, $13,400 and $52,200, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 6 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 7 – EQUITY

Preferred stock:

The Company authorized the issuance of up to 18,242,700 shares of Series A convertible preferred stock in January 2014, of which 18,242,687 shares were issued on January 22, 2014. As of March 1, 2014, the holders of 13,357,828 Series A preferred shares chose to convert their Series A preferred stock into shares of the Company's common stock at a ratio of one to one.  These Series A preferred shares were then subsequently cancelled.  As of September 30, 2015 and December 31, 2014, 4,884,859 Series A convertible preferred shares remain issued and outstanding.

Each share of Series A convertible preferred is entitled to 25 votes and is convertible into shares of common stock on a one-for-one basis.  Other rights of the Series A convertible preferred are identical to the common stock rights.

Common stock:

The Company's issued 6,540,648 common shares of stock for proceeds of $1,302,166 and 103,078 common shares of stock for services of $20,833 between January 1, 2015 and September 30, 2015.

Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 4 million shares of common stock may be issued under the Plan (as amended on January 22, 2014).

In the nine months ended September 30, 2015, the Company granted options to purchase up to 120,000 common shares to two of its restaurant managers that vest evenly over three years, with the first tranche vesting on February 2, 2016 and each year thereafter with an exercise price of $0.25 per share.  In addition, the Company granted options to another of its store managers to purchase up to 20,000 shares that vest evenly over two years beginning on March 16, 2015, with an exercise price of $0.27 per share. In June 2015, the Company granted options to purchase up to 600,000 common shares to six members of its board of directors that vest on March 9, 2016, with an exercise price of $0.30 per share.

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $109,100, $263,900, $57,000 and $112,000 for the three and nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, there was approximately $329,100 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the nine months ended September 30, 2015 and 2014 was $0.29 and $0.57 per share, respectively. The assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2015 and 2014, are as follows:

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

The following tables set forth the activity in the Company's Plan for the nine months ended September 30, 2015:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2015	2,636,039	$0.29		$-
Granted	740,000	0.29	4.71	-
Exercised	(91,214)	-	-	-
Forfeited/cancelled	(384,449)	0.10	-	-
Outstanding at September 30, 2015	2,900,376	0.32	3.63	$-
Exercisable at September 30, 2015	1,331,828	$0.30	3.17	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the market price of the Company's common stock on September 30, 2015, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on September 30, 2015.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 7 – EQUITY (CONTINUED)

The following table summarizes the activity and value of non-vested options as of and for the nine months ended September 30, 2015:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2015	1,494,663	$0.09
Granted	740,000	0.28
Vested	(281,666)	0.36
Forfeited/cancelled	(384,449)	0.12
Non-vested options outstanding at September 30, 2015	1,568,548	$0.27

Warrants:

The Company uses the Black-Scholes pricing model to determine the weighted average fair value of warrants. The assumptions utilized to determine the fair value of warrants granted during the nine months ended September 30, 2015, are as follows:

Risk free interest rate	0.79%
Expected volatility	205%
Expected term	3 years
Expected dividend yield	0

The following table sets forth the activity regarding warrants for the nine months ended September 30, 2015:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding at January 1, 2015	20,184,614	$0.18		$-
Granted	1,298,000	0.23	-	-
Forfeited/cancelled	(30,000)	0.30	-	-
Outstanding at September 30, 2015	21,452,614	0.21	3.61	$-
Exercisable at September 30, 2015	5,974,614	$0.48	2.35	$-

The following table sets for the activity regarding non-vested warrants for the nine months ended September 30, 2015:

	Non-vested	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Grant Date
	Warrants	Price	Fair Value
Non-vested at January 1, 2015	15,330,000	$0.18	$0.05
Granted	3,138,000	0.23	$0.25
Vested	(2,960,000)	0.40	0.40
Forfeited/cancelled	(30,000)	0.30	$0.30
Non-vested at September 30, 2015	15,478,000	$0.18	$0.05

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

NOTE 7 – EQUITY (CONTINUED)

Warrants (Continued):

The Company issued 178,000 warrants during the nine months ended September 30, 2015 with exercise prices ranging from $0.20 to $0.31 per share and an expected term of three years.  These warrants were issued in exchange for services.  In addition, the Company issued 1,120,000 warrants during the nine months ended September 30, 2015 as part of the 2014 Notes with an exercise price of $0.40 per share, exercisable for three years.

NOTE 8 – SUBSEQUENT EVENTS

The Company opened its first fast casual concept restaurant called Carve Barbecue in Glendale, Colorado on November 5, 2015.

From October 1, 2015 through November 6, 2015, the Company issued 125,000 common shares of stock at $0.20 per share for proceeds of $25,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management's Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three and nine months ended September 30, 2015 and 2014;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our Company.

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

The Company has begun to develop a fast casual concept, in which the Company plans to open one unit during 2015. In April 2015, the Company entered into a lease in Glendale, Colorado where the Company plans to open a fast casual barbecue concept called Carve Barbecue through a newly-formed 66.075% owned subsidiary, Carve BBQ Glendale, LLC ("CARVEG"). The Company opened this location on November 5, 2015.

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

The Company is a party to a franchise agreement (the "FA") with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the "Franchisor" or "SHFL"). In addition, in February 2015, the Company entered into a Master License Agreement ("MLA") with SHFL which grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets over the next 18 months. SHFL and SCRG have agreed to a royalty of two and one half percent (2.5%) of gross sales on each of the new SHQ locations. The agreement pertains exclusively to Company's right to develop SHQ and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, SCRG will retain joint ownership in the concept, which pertains to the functionality of the restaurant.  The Company does not anticipate to open a SHQ in the near future.

Results of Operations – Three and Nine Months Ended September 30, 2015 and 2014

Revenues

During the three and nine months ended September 30, 2015 and 2014, the Company generated approximately $1,737,000, $4,792,700, $1,408,800 and $3,953,800, respectively, in net revenue.

Cost of Revenue – Restaurant Operating Expenses

For the three and nine months ended September 30, 2015 and 2014, the Company's restaurant operating costs were approximately $1,770,600, $4,857,200, $1,458,800 and $4,200,000, respectively.  The restaurant operating costs was attributable to the three operating restaurants, including the cost of food, alcohol, labor and other costs of the restaurants.

Cost of revenue, comprised of operating expenses at the SHD, SHSK and SHLT restaurants, includes variable expenses and fluctuates with sales volumes for expenses such as food and beverage costs, payroll and franchise fees.  Fixed expenses, such as lease expenses at the restaurant locations, are also included.

Operating Expenses – General and Administrative and Selling and Marketing

For the three and nine months ended September 30, 2015 and 2014, the Company's operating expenses were approximately $593,500, $1,834,100, $613,800 and $2,201,500. The operating expenses in 2015 were primarily related to ongoing operations and pre-opening expenses for SHLT and CARVEG. The Company's largest operating expense, excluding restaurant operating expenses, during the three and nine months ended September 30, 2015 and 2014, were its general and administrative expenses totaling approximately $495,400, $1,589,900, $503,200 and $1,806,100. The general and administrative costs are due to preopening and ongoing expenses for four restaurant locations primarily, including recurring corporate costs (such as payroll and related expenses).  As part of operating expenses, the Company incurred approximately $98,100, $244,300, $110,600 and $395,400 in selling and marketing expenses during the three and nine months ended September 30, 2015 and 2014. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss may continue throughout the remainder of 2015 due to the overall expansion of store locations and its subsidiaries and parent company overhead.

Depreciation and Amortization

For the three and nine months ended September 30, 2015 and 2014, the Company's depreciation and amortization was approximately $152,900, $405,100, $111,000 and $322,600.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant, the Company's first restaurant.

Other income (expense)

For the three and nine months ended September 30, 2015 and 2014, the Company recognized other expense of approximately $178,000, $554,000, $37,800 and $90,700.  The increase in interest expense comparing year over year was primarily due to the increase in the amount of promissory notes in 2015 compared to 2014 in regards to recognition of interest expense.

Liquidity and Capital Resources

As of September 30, 2015, the Company had working capital deficiency of approximately $138,300 and had approximately $549,100 of cash.  The Company's total assets increased as of September 30, 2015, when compared to December 31, 2014, mostly due to the increase in property and equipment for SHLT and CARVEG during the first nine months of 2015.

As noted above, the Company incurred a net loss during the three and nine months ended September 30, 2015, and 2014.  Further, as of September 30, 2015, the Company had an accumulated deficit of approximately $11,219,700.  The Company believes its Denver restaurant revenues from its three full-service restaurants in Denver, Colorado Springs and Lone Tree, offset by the overhead of the public company administration, coupled with the high cost of build out required for each restaurant, specifically the CARVEG location, requires the Company to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company's ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis. The Company's continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all.  The Company believes the individual store performances reflect an ongoing effort to curb costs within food and labor, while also pursuing marketing activities to increase revenues during the remainder of 2015 at all restaurant locations.

The Company's unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended December 31, 2014, includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.
Liabilities

The Company's liabilities for notes payable and accrued interest as of September 30, 2015, is approximately $2,467,000 compared to approximately $1,708,500 as of December 31, 2014.  Accounts payable as of September 30, 2015, is approximately $69,100 compared to approximately $91,800 as of December 31, 2014.  These increases are due to the pre-opening of CARVEG and the issuance of additional debt.

Operating Activities

Net cash used in operating activities was approximately $1,944,100 in the nine months ended September 30, 2015, as compared to net cash used in operating activities of approximately $1,928,200 in the same period of 2014. The increase in net cash used in operating activities in 2015 (compared to 2014) was primarily due to the increase in prepaid expenses and inventory offset by decreases in accounts payable.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2015, was approximately $1,604,200, as compared to net cash provided by investing activities of approximately $565,900 for the nine months ended September 30, 2014.  Net cash used in investing activities for the nine months ended September 30, 2015, was primarily the result of cash used for purchases of property and equipment while cash provided by investing activities for the nine months ended September 30, 2014, was primarily the result of cash acquired in the BBHCLLC acquisition.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015, was approximately $2,915,300, compared to approximately $1,432,600 in the nine months ended September 30, 2014.  Cash provided by financing activities in 2015 and 2014 was primarily due from the sale of common stock while also issuing promissory notes.

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

In April 2015, the Company entered into a non-cancellable lease for the Company's first fast casual restaurant in Glendale, Colorado. The initial term of this lease is to expire July 31, 2020. This lease includes three extension options, with the term of each extension option consisting of five years. Rent payments are approximately $10,634. This location is anticipated to open in early November 2015.

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

Intangible assets

Intangible assets at September 30, 2015, represent franchise license costs for the Denver restaurant. These costs are amortized beginning with the restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets' carrying value is not recoverable.

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
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "1934 Act"), as of September 30, 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, that our disclosure controls and procedures were not effective as of September 30, 2015.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

 Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant and Share Issuances

The Company sold $100,000 of the 2014 Notes in the three months ended September 30, 2015.  By their original terms, the 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act.

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.

Date: November 6, 2015	By:	/s/ Mitchell Roth
Mitchell Roth, CEO

Date: November 6, 2015	By:	/s/ Heather Atkinson
Heather Atkinson, CFO