Form 10-K
period 2015-12-31
Southern Concepts Restaurant Group, Inc.
filed 2016-03-16
CIK 1445918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended:  December 31, 2015

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
Yes ☐No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☐       Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 70,818,764 shares of the issuer's common stock, no par value, outstanding as of March 15, 2016.

The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2015, computed by reference to the closing sales price on that date was approximately $18,178,316.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
FORM 10-K
FOR THE PERIOD ENDED DECEMBER 31, 2015

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
Carve Restaurant Group, LLC (“CRG”)
Carve BBQ Glendale, LLC (“CARVEG”)
Southern Hospitality Southern Kitchen Colorado Springs, LLC (“SHSK”)
Bourbon Brothers Holding Company, LLC (“BBHCLLC”)
Bourbon Brothers Restaurant Group, LLC (“BBRG”)

The Company began revenue generating activities in late February 2013, with the opening of its first Denver-based restaurant. In January 2014, the Company opened its second restaurant in Colorado Springs, Colorado, and in April 2015, the Company opened its third restaurant in Lone Tree, Colorado. The Company’s fourth restaurant opened November 5, 2015.

The Company has developed a fast casual concept, in which the Company opened its first fast casual restaurant in November 2015. This restaurant, located in Glendale, Colorado, is called Carve Barbecue, and it’s operated through a newly-formed 66.075% owned subsidiary, CARVEG.

The Company is a party to a franchise agreement (the “FA” or the “Franchise Agreement”) with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor” or “SHFL”).  In February 2015, the Company also executed a sixth amendment to the Franchise Agreement which specifically granted SCRG the right to develop two new full service Southern Hospitality restaurants during 2015, the locations of which were named in the amendment to be Lone Tree, Colorado and downtown Colorado Springs, Colorado.  The Company did execute and open a Southern Hospitality restaurant in Lone Tree, Colorado in April 2015.  At this time, the Company has no plans to open a location in downtown Colorado Springs, Colorado. Additionally, the sixth amendment granted the Company the right to rebrand its Bourbon Brothers Southern Kitchen restaurant in northern Colorado Springs into a Southern Hospitality-branded full service franchised restaurant operating under the trade name Southern Hospitality Southern Kitchen, a differentiated and slightly more upscale concept to that of the original concept.

In February 2015, the Company entered into a Master License Agreement (“MLA”) with SHFL which grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets through August 2016. SHFL and SCRG have agreed to a royalty of 2.5% of gross sales on each of the new SHQ locations. The agreement pertains exclusively to the Company’s right to develop the SHQ locations and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, SCRG will retain joint ownership of this concept, which pertains to the functionality of the restaurant.  The Company does not anticipate opening a SHQ in the near future.

During 2016, the Company is exploring options for growth for the Company’s two brands, Southern Hospitality and Carve Barbecue.  Specifically, the Company is looking at building the Southern Hospitality growth model on the footprint and profitability similar to its Southern Hospitality Lone Tree location, with real estate between 4,000 to 5,000 square feet.  In regards to the Carve model, the Company is identifying real estate partners and locations for its 2,500 square feet footprint.

The Company dissolved several subsidiaries in February 2016 that were non-operational, including Southern Hospitality Tejon, LLC, Bourbon Brothers Franchise, LLC, Bourbon Brothers Brand, LLC and Bourbon Brothers Seafood and Chophouse Colorado Springs, LLC.  An organizational chart is filed with this Form 10-K.
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
 Employees
As of December 31, 2015, the Company had 126 employees, of which 44 are full-time employees.
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

Item 1A.  RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

General Company Risks

The Company has a limited operating history.  The Company did not begin active business operations until late February 2013.  Therefore the Company is subject to many risks common to enterprises with limited or no operating history, including potential under-capitalization, limitations with respect to personnel, financial and other resources, and limited customers and revenue sources.  Our ability to successfully generate sufficient revenues from operations is dependent on a number of factors, including availability of funds to fund our current and anticipated operations, and to commercialize our business concept.  There can be no assurance that we will not encounter setbacks with the on-going development and implementation of our business plan.  In addition, our assumptions and projections may not prove to be accurate, and unexpected capital needs may arise. If such needs arise, our inability to raise additional funds, either through equity or debt financing, will materially impair our ability to implement our business plan and generate revenues.  Further, as a result of a general tightening of lending standards, and a general decrease in equity financing and similar type transactions, it could be difficult for us to obtain funding to allow us to continue to develop our business operations.
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
The restaurant industry is highly competitive and subject to changes in consumer preferences.  The Company’s business is to own and operate southern-food themed restaurants in several cities in the United States.  Competition in the restaurant industry is increasingly intense. Our competitors include a large and diverse group of restaurant chains and individual restaurants that range from independent local operators that have opened restaurants to well-capitalized national restaurant companies. Many of our competitors are well established, and some of our competitors have substantially greater financial, marketing, and other resources than do we. Accordingly, they may be better equipped than us to increase marketing or to take other measures to maintain their competitive position.

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
If we fail to manage our growth effectively, it could harm our business. Failure to manage our growth effectively could harm our business.  Our business model anticipates that we may open multiple restaurants in various cities across the United States.  Our restaurant management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to develop and enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel. We cannot offer any assurance that we will be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our infrastructure. If we are unable to manage our growth effectively, our business and operating results could be materially adversely impacted.
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

A security failure in our information technology systems could expose us to potential liability and loss of revenues.  We accept credit and debit card payments in our restaurants.  A number of retailers have recently experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers.  If we experienced a security breach, either intentionally or inadvertently, we could become subject to claims, lawsuits or other proceedings for purportedly fraudulent transactions arising out of the theft of credit or debit card information, compromised security and information systems, failure of our employees to comply with applicable laws, the unauthorized acquisition or use of such information by third parties, or other similar claims.  Any such incidents or proceedings could disrupt the operation of our restaurants, adversely affect our reputation, guest confidence, and our results of operations, or result in the imposition of penalties or cause us to incur significant unplanned losses and expenditures, including those necessary to remediate any damage to persons whose personal information may have been compromised.  We do not maintain a separate insurance policy covering cyber security risks and, in light of recent court rulings and amendments to policy forms, there is uncertainty as to whether traditional commercial general liability policies will be construed to cover the expenses related to a cyber-attack and breaches if credit and debit card information is stolen.
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

We have signed leases under long-term non-cancelable terms for which we may remain obligated to perform under even after a restaurant closes, and we may be unable to renew leases at the end of their terms. Our current SHD lease for our first Denver restaurant is a non-cancelable ten-year lease with an option to renew for two five year terms. Our current Colorado Springs lease is a non-cancelable ten-year lease with an option to renew for a ten-year term.  Our current Lone Tree lease is a non-cancelable ten-year lease with an option to renew for two five-year terms.  Our current Glendale lease is a non-cancelable lease expiring July 31, 2020 with an option to renew for three five-year terms. If we were to close or fail to open a restaurant at a location we lease, we would generally remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments and fulfilling other lease obligations in respect of leases for closed or unopened restaurants could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. If we cannot renew such a lease we may be forced to close or relocate a restaurant, which could subject us to construction and other costs and risks.

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

Item 2. PROPERTIES

The Company’s principal executive office, for all operations, is located at 2 North Cascade Avenue, Suite 1400, Colorado Springs, CO 80903.  The Company does not own any real property.  The following table provides certain information regarding our businesses leased as of December 31, 2015:

			Operating
	Principal	Lease	Square
Location	Uses	Commenced	Feet	Interest
Denver, Colorado	Restaurant	2012	7,464	Leased (a)
Colorado Springs, Colorado	Corporate Office	2013	4,450	Leased (b)
Colorado Springs, Colorado	Restaurant	2013	9,191	Leased (c)
Lone Tree, Colorado	Restaurant	2014	5,513	Leased (d)
Glendale, Colorado	Restaurant	2015	2,500	Leased (e)

(a) (b)
Occupied under the terms of a 124.5 month lease with an unaffiliated party.  We pay $15,550 per month escalating up to $20,289 per month in year 10.
Occupied under the terms of a 78 month lease with an unaffiliated party ending December 31, 2016.  We pay approximately $6,000 per month in year 6.

(c)	Occupied under the terms of a 120 month lease with a related party. We pay $33,340 per month escalating by approximately 10% every 60 months.
(d)	Occupied under the terms of a 120 month lease with an unaffiliated party. We pay approximately $8,960 per month escalating up to $9,855 in year 10.
(e)	Occupied under the terms of a lease expiring on July 31, 2020 with an unaffiliated party. We pay approximately $11,100 per month escalating by 12.5% every 60 months.

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

Quarter Ended	High	Low
December 31, 2015	$0.24	$0.24
September 30, 2015	0.27	0.21
June 30, 2015	0.27	0.27
March 31, 2015	0.27	0.26
December 31, 2014	$0.81	$0.15
September 30, 2014	0.67	0.30
June 30, 2014	0.97	0.31
March 31, 2014	1.01	0.34

The closing sales price of the Company’s common stock as reported on March 14, 2016, was $0.16 per share, which was last reported trade of the Company’s common stock on the OTCQB.

Holders

As of December 31, 2015, there were 258 holders of record of the Company’s common stock and 6 holders of record of our Series A preferred stock. On February 3, 2016, 4,428,791 shares of Series A Preferred Stock, converted to common shares, leaving 456,068 Series A Preferred Stock issued and outstanding and 2 holders of record. This does not include persons who hold our common stock in brokerage accounts and otherwise in “street name.”

Dividends

Since its inception, the Company has not declared or paid cash or other dividends on its common stock.  The Company has no plans to pay any dividends, although it may do so if its’ financial position changes.  There are no restrictions in the Registrant’s articles of incorporation or bylaws that restrict it from declaring dividends.

Equity Compensation Plan Information

The Company has adopted one equity compensation plan being its 2012 Stock Option Plan (the “Plan”).   The Company’s shareholders approved the adoption of the Plan on November 14, 2012.  A total of 1,500,000 shares of Company common stock were reserved for issuance under the Plan as of December 31, 2013. That amount was increased to 3,000,000 on January 22, 2014, with approval of the Company’s shareholders and subsequently increased to 4,000,000 in December of 2014, with the approval of the Company’s shareholders..

Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company.    The purpose of the Plan is to provide financial incentives for selected employees, advisors, consultants and directors of the Company, thereby promoting the long-term growth and financial success of the Company.

The following table gives information about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,867,876	$0.30	1,132,124

Recent Sales of Unregistered Securities

All sales of unregistered equity securities that occurred during the period covered by this report, and through February 24, 2016, have been previously reported as required in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Between January 1, 2016 and March 7, 2016, the Company sold 1,075,000 shares of its common stock and warrants at $0.20 per share for total gross proceeds of $215,000.  The Company relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) promulgated thereunder.  No commission or other remuneration were paid on the sales.

Repurchases of Equity Securities

The Company did not repurchase any shares of the Company’s common stock during the year ended December 31, 2015.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the years ended 2015 and 2014;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our Company.

The review of Management’s Discussion and Analysis should be made in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere in this annual report.

Results of Operations – Years ended December 31, 2015 and 2014

Revenues

The Company opened its first restaurant in Denver, Colorado on February 21, 2013 (the “SHD” restaurant).  The Company’s second restaurant opened in Colorado Springs, CO on January 27, 2014 (the “SHSK” restaurant). The Company’s third restaurant opened in Lone Tree, Colorado on April 27, 2015 (the “SHLT” restaurant).  The Company’s fourth restaurant opened on November 5, 2015 (the “CARVEG” restaurant).  The Company recognized $6,579,100 and $5,144,500 in revenues for the years ended December 31, 2015 and 2014, respectively.  The primary increase in 2015 over 2014 was due to the additional two store openings in 2015, along with same stores sales growth at SHD in 2015.

During 2015, SHD grew comparable same store sales 2015 over 2014 by 14.1%, which management attributes to increasing Southern Hospitality brand awareness in the metro Denver market, through the opening of the Lone Tree, Colorado location as well as innovative marketing campaigns the Company launched throughout the year. The Company anticipates continuing to grow comparable same store sales at SHD, and is forecasting an annual revenue increase of 8% for 2016.

Further, management expects SHLT to grow comparable same store sales during its second year of operations in 2016, by building on the increase in comparable sales metrics at SHD as well as expanded menu offerings. It is important to note that SHLT is currently the most efficient location in the system, having generated $311 in revenue per square foot in the eight months of operations in 2015. Management is conservatively estimating a same store sales increase for SHLT of 8% in 2016.

Additionally, management is anticipating same store sales increases for SHSK of between 10% and 12% for 2016, based on the anticipated traffic increases at the Polaris Pointe development, the Bass Pro Shops anchored development, where the Company’s Colorado Springs store is located. The traffic increases are primarily due to new tenants in the development such as Kneaders Bakery and Café, Sprouts Farmers Market, and the upcoming groundbreaking of the Colorado Grand Resort, a planned 300 room resort and indoor water park. Additionally, the Company is in the process of growing catering and offsite sales through an increase in business development efforts in the field.

Finally, the Company is very optimistic about the revenue potential in 2016 for its newly opened, fast casual barbecue concept, Carve Barbecue. The first location of Carve Barbecue opened in Glendale, Colorado on November 5, 2015 and generated $171, 700 in revenue during the approximate two months of operations. As a new concept, the Company will focus on increasing brand awareness for Carve Barbecue throughout the year as it works to refine and perfect operations for its planned regional rollout.

Operating Expenses

For the years ended December 31, 2015 and 2014, the Company’s operating expenses were approximately $9,738,000 and $8,776,000, respectively.  The operating expenses in 2015 included costs to open the two restaurant locations of SHLT and CARVEG.  SHD earned $78,200 in net operating income for 2015 after store level operating expenses. Management attributes SHD’s profitability to an increase in comparable same store sales as well as increased operating efficiencies throughout the store level operating expenses of SHD. SHLT was the strongest performing unit for the Company during 2015. For the eight months of operation during the year, SHLT was able to earn $140,300 in store level net operating income (excluding pre-opening expenses), which represents 8.2% of revenue. Management attributes the positive operating performance of SHLT to its lease terms as well as exceptional management of store level operating expenses.  SHSK has been the lowest sales volume Southern Hospitality store in the system to date, causing its operating expenses as a percentage of revenue to struggle. The Company is confident that the store will become cash flow positive during 2016. Furthermore, management is currently working alongside its current landlord for the landlord to sell the building to an institutional owner of single tenant buildings at a reduced rental rate, which will increase SHSK’s earning potential. Over the long term, management believes SHSK will develop into one of the top earning stores for the Company, which will experience traffic catalysts over the coming years of additional retail and restaurants, a new intersection at I-25 and Powers, as well as the development of the Colorado Grand Resort.  Finally, the initial location of Carve Barbecue, which opened on November 5, 2015, had revenues of $171,700. Management expects certain marketing and labor expenses to not reoccur into 2016 that were associated with grand opening of Carve Barbecue. Specifically, labor was notably higher than where management believes they will normalize, however it is still too early for management to confidently issue guidance for 2016. The Company anticipates a Carve restaurant should earn approximately $360,000 in net operating income on average unit revenue volumes of $1,800,000 over the long term.

Pre-opening costs, which are expenses as incurred, consist of the costs of labor, hiring and training for the initial work force for our new restaurants; occupancy costs incurred prior to opening; travel expenses for our training team members; the cost of food and beverages used in training; marketing and supplies costs; and other direct costs related to the opening of new restaurants.

The operating expenses in 2014 included organization costs, merger costs with BBHC and its subsidiaries, and opening the SHSK restaurant. The largest expense in 2015 and 2014 was the restaurant operating costs totaling approximately $6,754,000 and $5,490,500, respectively. The Company’s next largest operating expenses during 2015 and 2014 were its general and administrative expenses totaling approximately $2,055,000 and $2,405,000, respectively. These expenses primarily included recurring corporate costs (such as payroll and related expenses) and costs incurred related to the initiation and organization of the corporate business component. General and administrative and selling and marketing expenses for the years ended December 31, 2015 and 2014 also included approximately $325,000 and $497,000 of (non-cash) stock-based compensation. Additionally, the Company incurred approximately $350,200 and $444,200 in selling and marketing expenses during the years ended December 31, 2015 and 2014, respectively. The Company expects to incur general and administrative expenses going forward as it grows its operations. The Company anticipates that net losses may continue in the foreseeable future due to the overall expansion of the Company and its subsidiaries due to expenses such as marketing and pre-opening.

Other Income (Expense)

For the years ended December 31, 2015 and 2014, the Company recognized other expense of approximately $729,700 and $137,400, of which all was attributable to interest expense. The increase in 2015 over 2014 was primarily due to the additional expense incurred as a result of the additional related party promissory note which was entered into at the end of 2014.

Liquidity and Capital Resources

As of December 31, 2015, the Company had a working capital deficiency of approximately $126,000 and had $1,107,300 of cash, which represents a $74,800 decrease in cash from December 31, 2014. The Company’s total assets and current assets increased as of December 31, 2015, when compared to December 31, 2014 due to the increase in prepaid expenses, property and equipment, deposits, and inventory. As noted above, the Company had a net loss for each of the years ended December 31, 2015 and 2014. Further, as of December 31, 2015, the Company had an accumulated deficit of approximately $12,092,100. Although the Company believes its revenues will continue to increase in 2016, for at least the near term, the Company expects to continue to in part rely on outside sources of capital to fund its current and planned operations.

The Company believes that the proceeds from the issuance of its equity securities and notes, coupled with its cash on hand and projected revenues, will be sufficient to cover its costs and expenses through 2016. However, estimates for expenses may change, in which case the Company’s capital would not be sufficient for this time period. The Company will continue to seek additional capital to help fund its operations in the near term. However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all. As a result of the Company’s losses from operations and limited capital resources, the Company’s independent registered public accounting firm’s report in the Company’s financial statements as of, and for the year ended December 31, 2015, includes an explanatory paragraph discussing that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis.

Current Liabilities

The Company’s current liability for convertible and other notes payable and accrued interest as of December 31, 2015 and 2014, is $913,500 and $465,900. Accounts payable as of December 31, 2015, is $256,200 compared to $91,800 as of December 31, 2014. Accrued expenses as of December 31, 2015, were $272,300 compared to $229,500 as of December 31, 2014.  The increase in accrued expenses and accounts payable is due to operating two additional restaurant locations in 2015 over 2014.

Operating Activities

Net cash used in operating activities was approximately $2,258,600 in 2015, as compared to net cash used in operating activities of approximately $2,355,300 in 2014. The increase in net cash used in operating activities in 2015 (compared to 2014) was primarily due to the increase in net loss for the 2015 period, as compared to the 2014 period.

Investing Activities

Net cash used in investing activities in 2015 was approximately $1,867,400, as compared to net cash provided by investing activities of approximately $493,800 for the period of 2014. Net cash used in investing activities in 2015 for two additional restaurants and cash provided by investing activities in 2014 were primarily the result of cash used for purchases of property and equipment offset by cash acquired in the BBHCLLC acquisition.

Financing Activities

Net cash provided by financing activities in 2015 was approximately $4,051,200, compared to approximately $3,030,000 in 2014. Approximately $2,686,500 of cash was provided in 2015 from the issuance of common stock and warrants compared $1,255,000 in 2014. Additionally, the net cash included in financing activities in 2014 included cash of $1,772,000 in exchange for promissory notes, compared to $280,000 of cash for promissory notes in 2015.  The non-controlling interest holders contributed $984,000 in 2015 (compared to none for the year ended December 31, 2014).

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our shareholders.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make a variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the consolidated financial statements.

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

Intangible Assets

The intangible asset at December 31, 2015 and 2014, represents franchise license costs for SHD. These costs are amortized over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

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

The estimated useful lives are as follows:

Leasehold improvements 10 years
Furniture and fixtures 3-10 years
Equipment 3-7 years

Leases and Deferred Rent

The Company leases and intends to continue to lease substantially all of its restaurant properties. For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period. Deferred rent also includes tenant improvement allowances the Company may receive, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

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

Revenue Recognition

The Company generates revenue through its restaurant operations.  The Company recognizes revenue pursuant to Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and applicable related guidance.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Once effective, ASU No. 2015-02 will apply to the consolidation assessment of all entities. This standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015. The Company does not anticipate any material impact upon the adoption of this new standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance requires prospective application for reporting periods beginning after December 15, 2016 and permits adoption in an earlier period. The Company intends to adopt this ASU in the first quarter of 2016; the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company intends to adopt this ASU in the first quarter of 2016, at which time the Company will reclassify debt issuance costs (if any) associated with the Company's debt from other noncurrent assets to debt. A reclassification will also be applied retrospectively to each prior period presented.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842) , which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) under the Exchange Act, as of December 31, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (the person who performs the functions of our principal executive officer) and our Chief Financial Officer (the person who performs the functions of our principal financial officer). Based upon that evaluation, our Chief Executive Officer (the person who performs the functions of our principal executive officer) and Chief Financial Officer (the person who performs the functions of our principal financial officer) concluded that because of the material weakness in our internal control over financial reporting, described below, that our disclosure controls and procedures were not effective as of December 31, 2015.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of December 31, 2015, management assessed the effectiveness of the Company's internal control over financial reporting (ICFR) based on the criteria for effective ICFR established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and SEC guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2015 and that material weaknesses in ICFR existed as more fully described below.

Management identified the following control deficiencies that represent material weaknesses as of December 31, 2015:

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

Due to a lack of financial and personnel resources, we likely will not take any immediate action to remediate these material weaknesses.  However, we expect to implement further controls as circumstances and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015, fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Item 9B. OTHER INFORMATION

On February 3, 2016, 4,428,791 shares of Series A Preferred Stock converted to common shares, leaving 456,068 shares of Series A Stock issued and outstanding.  The Certificate of Designation of the Company’s Series A Stock requires that any shares of Series A Stock that are converted into Common Stock be cancelled and are not available for reissuance by the Company.  At the annual meeting of the Company's shareholders held on March 9, 2016, (the "Annual Meeting") the shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized shares of common stock of the Company from 120,000,000 shares to 125,000,000 shares.  On March 9, 2016, the Company filed amendments to its Articles of Incorporation with the Colorado Secretary of State cancelling the 4,428,791 shares of Series A Preferred Stock that was converted to common stock and increasing the authorized shares of common stock of the Company to 125,000,000 shares.

In addition to the approval of the increase in authorized shares of common stock by the shareholders at the Annual Meeting, the shareholders also elected five directors (being, James J. Fenlason, Robert L. Cohen, Mitchell R. Roth, Heather Atkinson, and Kenneth Cutshaw), ratified the appointment of GHP Horwath as the independent registered public accounting firm, and approved the compensation of the Company’s named executive officers.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

The table below sets forth the names, titles, and ages of the members of the Company’s Board of Directors and its executive officers.   Executive officers of the Company are appointed by the Board of Directors.  There was no agreement or understanding between the Company and any director,  or executive officer pursuant to whom he was selected as an officer or director.

Name	Position	Age	Year Appointed as Officer or Director
James J. Fenlason	Director, Co-Chairman	56	2014
Robert Cohen	Director	53	2014
Mitchell Roth	CEO, Director and Co-Chairman	27	2014
Kenneth Cutshaw	Director	62	2016
Heather Atkinson	CFO, Secretary, Treasurer and Director	38	2014

James J. Fenlason, age 56, was appointed as a member of the Board of Directors of the Company on June 1, 2014. Mr. Fenlason is currently a Member of the Board of Directors of Rocky Mountain Bank & Trust, a privately owned Colorado bank and has held that position since 2013. In addition, Mr. Fenlason is a member of the Advisory Board for Touch 4 Partners, LLC since April 2015. Furthermore, Mr. Fenlason is an active entrepreneur in the Colorado Springs region with involvement in several successful ventures including: Advantage Marketing, Inc., which he founded and has served as President since 1993; The Home Advantage, LLC which he founded and has served as President since 2005; Deerfield Mobile Home Community, LLC which he founded and has served as President since 2008; Bigg City Holdings, LLC where he has served as CEO since 2010. In addition to his business ventures, Mr. Fenlason served on the board and was the board chairman of America’s Family, LLC a non-profit organization with financial programs and loans for the working poor and an annual Christmas event for 8,000 to 14,000 in Colorado Springs, Colorado. He currently serves on the advisory board of PastorServe in the Western United States.  Mr. Fenlason graduated from Liberty University in 1981 in Lynchburg, Virginia with a Bachelor of Science degree in Accounting.

Robert Cohen, age 53, was appointed as a member of the Board of Directors of the Company on September 15, 2014. Mr. Cohen is currently the Chairman and CEO of IMA Financial Group, Inc., a diversified financial services company specializing in retail insurance brokerage, wholesale insurance brokerage, and discretionary money management. IMA is consistently ranked amongst the top 20 independently owned brokers in the United States. Mr. Cohen has been with IMA Financial Group, Inc. since 1986, a member of their Board of Directors since 1994, and served in his current role for the last 15 years. Since 2004, Mr. Cohen has also served as a Co-Founder and Partner of Iron Gate Capital, LLC, a private equity firm created by proven operating executives to invest their capital in compelling growth opportunities. Some of their most successful portfolio companies in the restaurant and hospitality industries include Smashburger, a fast-casual restaurant concept, and CPX Lone Tree Hotel, LLLP, the operator of Hampton Inn and Suites in south Denver, CO, as well as numerous successful real estate investments nationwide. In addition, Mr. Cohen currently serves on the Boards of Atlas Advertising since 2001, Dovetail Solutions since 2007 and Commerce Bank since 2010.  Mr. Cohen graduated from University of Texas at Austin where he received a Bachelor degree in Risk Management and Finance.

Kenneth Cutshaw, age 62, is a Director of the Company as of March 9, 2016, and currently the Chairman and CEO of Global Network Growth, LLC, a consulting business primarily in hospitality. Mr. Cutshawn has held this position since October 2015. Prior to this, Mr. Cutshawn was the President of Quiznos Global, LLC, from September 2012 through October 2015 and the Executive Vice President of Church’s Chicken from January 2006 through July 2012. Mr. Cutshaw holds numerous degrees including a Bachelor of Arts degree in Public Administration and a minor in Political Science where he graduated from the University of Tennessee in 1975, a Doctor of Jurisprudence from the University of Tennessee which he received in 1978 and a Master of Laws from American University received in 1987. In addition, Mr. Cutshaw holds an executive certificate from the Duke University Fuqua Business School received in 2007.

Mitchell Roth, age 27, was appointed President for the Company on June 1, 2014 and elected to the Board of Directors on March 9, 2015.  Mr. Roth began serving as Chief Executive Officer and Co-Chairman of the Board of Directors of the Company on June 16, 2015.  Mr. Roth joined the Company in November 2013 and has been primarily responsible for corporate development to include capital raising, real estate development, and strategy. Additionally, Mr. Roth is a Director of Roth’s LLC, a prepared foods manufacturer, distributor and retailer.  Prior to joining the Company, Mr. Roth worked at the investment-banking firm Laidlaw and Company, Ltd. in New York, NY from May 2013 through October 2013. Mr. Roth previously held summer internships at Accredited Members Acquisition Corporation, a Colorado corporation, in 2012 and 2013. Mr. Roth received a Bachelor of Science degree in May 2013 in Business Finance and Economics from Liberty University in Lynchburg, VA. Mr. Roth is licensed with FINRA and holds a Series 7/General Securities and Series 63 licenses.

Heather Atkinson, age 38, was appointed Chief Financial Officer effective January 22, 2014 and is a Director beginning March 9, 2016. Additionally, Ms. Atkinson is the CFO of Roth’s LLC, a prepared foods manufacturer, distributor and retailer.  Prior to joining the Company, Ms. Atkinson was the controller of Accredited Members Acquisition Corporation and subsidiaries and its predecessor, Accredited Members Holding Corporation, positions which she has held since 2010. Prior to these roles, Ms. Atkinson was an assistant worldwide consolidations controller, along with other accounting staff roles, at Lee Hecht Harrison for over eight years.  Ms. Atkinson has over 17 years of accounting, finance and financial reporting experience in both public and private companies including consolidations, shareholder and investor relations, SEC reporting, internal and external financial statement reporting, budgeting, cash forecasting, mergers and acquisitions, restructuring and international accounting while working closely with the outside audit and legal firms.  She is a licensed CPA and holds a Bachelor of Science degree in Accounting from Evangel University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company’s directors and officers and any persons who own more than ten percent of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  All directors, officers and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports files.  Based solely on our review of the copies of Forms 3, 4 and any amendments thereto furnished to us during the fiscal year completed December 31, 2014, and subsequently, all Forms 3 and Forms 4 were filed timely with the exception of the following: Ms. Atkinson inadvertently failed to file a report on a timely basis relating to one transaction in January 2015; Mr. Mitchell Roth inadvertently failed to file a report on a timely basis relating to one transaction in January 2015; Mr. JW Roth inadvertently failed to file a report on a timely basis relating to two transactions, one in December 2014 and one  in January 2015; and Ms. Norton inadvertently failed to file a Form 3 on a timely basis relating to her election as a director of the Company in March of 2015.

Code of Ethics

The Company adopted a code of ethics on January 22, 2014, and filed these with the Form 10-K for the period ended December 31, 2013, with the SEC on March 19, 2014.

No Audit Committee

The Company does not have a separately designated audit committee.  Instead, the entire Board as a whole acts as the Company’s audit committee.  Consequently the Company does not currently have a designated audit committee financial expert.

Item 11. EXECUTIVE COMPENSATION

The following table sets out the compensation received for the fiscal years December 31, 2015 and 2014 in respect to each of the individuals who served as the Company’s chief executive officer at any time during the last fiscal year, as well as the Company’s two most highly compensated executive officers:

				Option		All Other
Name and	Fiscal	Salary	Bonus	Awards*		Compensation	Total
Principal Position	Year	($)	($)	($)		($)	($)
Mitchell Roth,
CEO and Co-Chairman of the Board (1)	2015	$90,000	$2,165	$53,606	(6)	$4,890	$150,661
	2014	$58,187	$-	$132,140	(6)	$3,690	$194,017

Shawn Owen,
Former Chief Operating Officer (2)	2015	$90,463	$-	$42,056	(7)	$14,671	$147,190
	2014	$87,384	$-	$162,264	(7)	$8,741	$258,389

Robert B. Mudd,
Former Director, Former Chief Executive Officer (3)	2015	$--	$-	$--		$--	$--
	2014	$65,385	$-	$13,900	(8)	$6,160	$85,445

JW Roth
Former Chairman of the Board (4) (10)	2015	$87,135	$-	$87,327		$14,671	$189,133
	2014	$93,766	$-	$104,743	(9)	$18,343	$216,852

Heather Atkinson
Chief Financial Officer, Secretary and	2015	$90,000	$2,165	$12,494	(11)	$14,671	$119,330
Treasurer (5)	2014	$93,872	$-	$49,977	(11)	$13,437	$157,286

(1)  Mr. Mitchell Roth served as the Company’s President since June 1, 2014, through June 16, 2015 at which time Mr. Mitchell Roth was appointed as the Chief Executive Officer and Co-Chairman of the Board of Directors.

(2)  Mr. Owen served as the Chief Operating Officer from March 1, 2014, through December 2, 2015, whereas Mr. Owen resigned from his position as COO but remains working for the Company in a different capacity.

(3)  Mr. Mudd served as the Interim Chief Executive Officer, Interim Chief Financial Officer and Interim Chairman of the Board from June 20, 2013, through January 22, 2014.  On January 22, 2014, he began serving as the Chief Executive Officer, President and Director until May 31, 2014, at which time he resigned as Chief Executive Officer and President.  He continued to serve as a Director through March 9, 2015.

(4)  Mr. JW Roth is a founder of the Company and served as the Company’s Chairman from August 15, 2012, through his resignation date of May 17, 2013.  He was a Director of the Company since its inception in August 2011 through his resignation date on May 17, 2013. He served as the Company’s Chairman of the Board from January 22, 2014, through March 9, 2015. The salary paid to Mr. JW Roth was in exchange for services as an employee of the Company and not on behalf of his position as a Director and Chairman of the Board.  Effective April 1, 2015, Mr. JW Roth agreed to sign a Founder Emeritus Agreement with the Company for a term of 10 years or until he is no longer liable on any Company obligations, to remain responsible to provide a personal guarantee on the royalty payments of Southern Hospitality restaurants, provide a personal guarantee on the Company’s Carve BBQ Glendale lease and provide a personal guarantee on a loan with Rocky Mountain Bank and Trust for restaurant equipment, which has subsequently been released. As part of this Founder Emeritus Agreement, Mr. JW Roth is to receive an annual wage of $90,000 increasing by 3% each year and be entitled to participate in all of the Company’s benefit plans.

(5) Ms. Atkinson has served as the Company's Chief Financial Officer since January 22, 2014 through the present.

(6)  Upon his appointment as the Company’s President, Mr. Mitchell Roth was granted an option to acquire 300,000 shares of Common Stock at $0.45 per share with 75,000 shares vesting immediately and the remaining shares vesting evenly over three years.  Upon serving as a Director of the Company, Mr. Mitchell Roth was granted options for 100,000 shares of Common Stock that vest in full on March 9, 2016 exercisable at $0.30 per share.

(7)  In March 2014, the Company granted Mr. Owen options to purchase up to 300,000 shares of Common Stock, vesting in equal shares annually over four years, with the first tranche vested fully by March 1, 2015, with an exercise price of $0.50 per share with a five-year term.  In addition, Mr. Owen holds options for 18,243 common shares to vest evenly over two years with the first tranche vested fully by September 30, 2014, with an exercise price of $0.14 with a five-year term. In addition, he holds options to purchase up to 30,000 shares of Common Stock vesting in equal parts annually over three years with the first tranche vested fully by February 5, 2015, with an exercise price of $0.45 with a five-year term. Finally, Mr. Owens hold options to purchase 30,000 common shares that vested evenly over two years, these options are fully vested, and have an exercise price of $1.50 with a five year term.

(8)  On August 19, 2013, Mr. Mudd was granted options to acquire 304,854 shares of Common Stock to vest evenly over a three year vesting period.  The first tranche vested in August 2014 at an exercise price of approximately $0.000274 per share.  Upon Mr. Mudd’s resignation, these options were terminated.

(9)  In January 2014, the Company granted Mr. JW Roth options to purchase up to 729,707 shares of Common Stock vesting evenly over four years with the first tranche vested fully by January 9, 2015, with an exercise price of $0.0685 with a five-year term.  As of November 6, 2014, the Company entered into a financing agreement with Rocky Mountain Bank & Trust for up to $200,000 that Mr. JW Roth personally guaranteed. In turn for his personal guarantee, the vesting of these options for 729,707 shares of Common Stock became immediately vested.

(10)  On December 14, 2012, the Company entered into an indemnification agreement with JW Roth for his personal risk regarding personal guarantees in favor of Southern Hospitality Franchising & Licensing, LLC (the “Franchisor”), which are the subject of an Area Development Agreement between the Franchisor and Southern Hospitality Franchisee Holding Corporation, a wholly owned subsidiary of the Company. In addition to the indemnification agreements, the Company compensated Mr. Roth for his personal guarantee in the form of a warrant for 200,000 shares exercisable for ten years at $1.00 per share with the warrant vested immediately with a cashless exercise feature. In addition, Mr. Roth was granted a warrant for 5,000,000 shares of Common Stock at $0.10 per share for Mr. JW Roth’s personal guarantee on a Bourbon Brothers #14, LLC loan and his proportionate share of a Bourbon Brothers #14, LLC 7,000,000 share warrant to acquire 477,612 shares of Common Stock at $0.10 per share. As of February 2016, Mr. Roth gifted his warrant for 5,000,000 shares of Common Stock to an unrelated party, forfeited his right to his proportionate share to the Bourbon Brothers #14, LLC warrant and forfeited his warrant with the Company for 200,000 shares.

(11)  On August 19, 2013, the Company granted Ms. Atkinson options to purchase up to 364,854 shares of Common Stock of the Company which were scheduled to vest in substantially equal annual installments over four years beginning on August 19, 2014 with an exercise price approximately of $0.000274 per share. Ms. Atkinson has subsequently exercised 182,428 of these options in 2014 and 2015.

(*)  Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See note 7 to the consolidated financial statements for the annual reporting period ending December 31, 2015 regarding assumptions used to calculate fair value under the Black-Scholes valuation model.

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

During the Company’s 2015 and 2014 calendar years, it paid its executive officers the following base salaries:

●	Robert B. Mudd was paid a salary of $150,000 in 2014.
●	Mitchell Roth was paid a salary of $90,000 beginning in June 2014 and 2015.
●	Shawn Owen was paid a salary of $90,000 in 2014 and 2015.
●	Heather Atkinson was paid a salary of $90,000 in 2014 and 2015.

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

We have no set formula for granting awards to our executives or employees.  In determining whether to grant awards and the amount of any awards, we take into consideration discretionary factors such as the individual’s current and expected future performance, level of responsibilities, retention considerations, and the total compensation package.  The Company has granted certain of its executive officers stock options under the Company’s 2012 Stock Option Plan, as described below.

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

Option Grants to Our Named Executive Officers

In accordance with the Company’s 2012 Stock Option Plan, the Company granted certain of its executive officers stock options during the Company’s 2015 fiscal year. The following table sets forth the outstanding stock option equity awards for each named executive officer at December 31, 2015.

Outstanding Equity Awards at Fiscal Year End

	Number of Securities
	Underlying Unexercised
	Options (#)		Option	Option
			Exercise	Expiration
Name and Principal Position	Exercisable	Un-exercisable	Price ($)	Date

Mitchell Roth, CEO (1)	150,000	150,000	$0.45	08/21/2019
	100,000	--	$0.30	03/09/2020

Heather Atkinson, CFO (2)	--	182,426	$0.000274	08/19/2019

(1)	Upon his appointment as the Company’s President, Mr. Mitchell Roth was granted an option to acquire 300,000 shares of Common Stock at $0.45 per share with 75,000 shares vesting immediately and the remaining shares vesting evenly over three years. In addition, Mr. Mitchell Roth was granted options for his time serving on the Company’s Board for 100,000 shares of Common Stock at $0.30 per share that vest in full on March 9, 2016.

(2)	On August 19, 2013, the Company granted Ms. Atkinson options to purchase up to 364,854 shares of Common Stock which were scheduled to vest in substantially equal annual installments over four years beginning on August 19, 2014 with an exercise price approximately of $0.000274 per share.

Compensation of Directors

The Company has provided stock option compensation to the persons serving as its directors on the Board beginning in 2015. As such, the table below reflects compensation paid to the non-employee members of the board during the year ended December 31, 2015:

	Fees
	Earned or	Options
	Paid in	Awards*
Director	Cash		Total

Richard Steward (1)	--	$29,273	$29,273
James J. Fenlason (1)	--	$29,273	$29,273
Robert Cohen (1)	--	$29,273	$29,273
Brent Wood (1)	--	$29,273	$29,273
Jane Norton (1)	--	$29,273	$29,273

(1) Includes options to acquire 100,000 shares of Common Stock at $0.30 per share which vest in full on March 9, 2016.  These awards represent the directors’ service for one year to serve on the board and, among other duties, attend quarterly board meetings.

(*)  Amounts represent the calculated fair value of stock options granted to the named executive officers based on provisions of ASC 718-10, Stock Compensation. See notes to the annual consolidated financial statements for the period ending December 31, 2015 for discussion regarding assumptions used to calculate fair value under the Black-Scholes valuation model.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

Security Ownership of Directors and Management

The number of shares outstanding of the Company’s Common Stock at March 7, 2016 was 70,818,764, and the number of shares outstanding of the Company’s Series A Preferred Stock at March 10, 2016 was 456,068. The following table sets forth the beneficial ownership of the Common Stock and Series A Preferred Stock as of March 7, 2016, by each director and executive officer of the Company.  To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our Common Stock these securities are included in the column regarding that shareholders’ Common Stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Position	Common Stock - Amount and Nature of Beneficial Ownership		Percent of Common Stock	Series A Preferred Stock-Amount and Nature of Beneficial Ownership	Percent of Series A Preferred Stock	All Stock-Amount of Beneficial Ownership(5)	Voting Power (6)
Mitchell Roth 2 North Cascade Ave, Suite1400 Colorado Springs, CO 80903	CEO, Director and Co-Chairman of the Board	1,250,000	(1)	1.77%	228,034	50.00%	1,478,034	8.45%

James J. Fenlason	Director and
2 North Cascade Ave, Suite 1400	Co-Chairman of the
Colorado Springs, CO 80903	Board	200,000	(2)	*	–	*	200,000	*

Robert L. Cohen
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	700,000	(3)	*	–	*	700,000	*

Heather Atkinson
2 North Cascade Ave, Suite 1400	CFO, Secretary,
Colorado Springs, CO 80903	Treasurer and Director	1,047,282	(4)	1.55%	–	*	1,047,282	1.27%

Kenneth Cutshaw
2 North Cascade Ave, Suite 1400
Colorado Springs, CO 80903	Director	–		*	–	*	–	*

All current directors and executive officers as a group		3,197,282		4.72%	228,034	50.00%	3,425,316	10.82%

(1)
Includes options for Mr. Mitchell Roth’s service as an officer to acquire 150,000 shares of Common Stock at $0.45 per share. Also, includes options for Mr. Mitchell Roth’s service as a Director to acquire 100,000 shares of Common Stock at $0.30 per share.  In addition, includes 1,000,000 shares in the form of a warrant exercisable at $0.10 per share.

(2)	Includes warrants to acquire 100,000 shares of Common Stock at $0.30 per share and options to acquire 100,000 shares of Common Stock at $0.30 per share which will vest in full on March 9, 2016.

(3)
Includes 500,000 shares owned by Dakotah Investments, LLC, an entity controlled by Mr. Cohen.  In addition, includes warrants to acquire 100,000 shares of Common Stock at $0.30 per share and options to acquire 100,000 shares of Common Stock at $0.30 per share which will vest in full on March 9, 2016.

(4)	Includes 500,000 shares in the form of a warrant exercisable at $0.10 per share for Ms. Atkinson’s service as manager of Bourbon Brothers #14, LLC.

(5)	Common Stock and Series A Preferred Stock (on a 1:1 converted basis to Common Stock).

(6)	Calculated based on one vote per common share and 25 votes per share of Series A Preferred Stock.

 Security Ownership of Certain Beneficial Owners

The following table sets forth the persons who beneficially own of record, or was known to own beneficially, more than 5% of the Company’s Common Stock and/or Series A Preferred Stock as of March 16, 2016.  To the extent any of the named shareholders own derivative securities that are vested or otherwise exercisable into shares of our Common Stock these securities are included in the column regarding that shareholder’s Common Stock beneficial ownership (as required by Rule 13d-3(a)) and the material terms of such derivative securities are explained in the notes to the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock	Amount and Nature of Beneficial Ownership of Series A Preferred Stock	Percent of Series A Preferred Stock	All Stock-Amount of Beneficial Ownership	Voting Power(5)

JW Roth	6,659,669	(1)	9.40%	--	--	6,659,669	8.10%
2 North Cascade Ave Suite 1400
Colorado Springs, CO 80903

David Lavigne	3,789,753	(2)	5.35%	--	--	3,789,753	4.61%
2 North Cascade Ave Suite 1400
Colorado Springs, CO 80903

(1)	Includes 1,932,427 common shares, 4,499,208 common shares owned by his spouse as trustee for the KMR Living Trust Dated Nov. 19, 2012 and 228,034 shares owned by his minor daughter.

(2)
Includes fully vested options to acquire 100,000 shares at $0.51 per share and 1,056,800 common shares. Also, includes 1,046,541 shares owned by Skywriter MD, Inc., an entity controlled by Mr. Lavigne and 1,586,412 shares owned by his spouse.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company’s Board of Directors as a whole is charged with reviewing and approving all related party transactions.  There have not been any transactions, or proposed transactions, to which the Company was or is to be a party, in which any Company director, officer, 5% beneficial owner or any member of the immediate family of the aforementioned persons had or is to have a direct or indirect material interest, except those outlined below.  The following disclosure is with respect to material transactions between the Company and related parties and with respect to material transactions.

Richard Steward, served as a member of the Board of Directors from 2014 through March 9, 2016, has nominal equity interests in several related party entities including Hospitality Income & Asset, LLC and Bourbon Brothers #14, LLC. The Company has a ten year lease with Hospitality Income & Asset, LLC for real property in connection with a restaurant location in Colorado Springs. Additionally, Bourbon Brothers #14, LLC, in December of 2014, loaned the Company $1,250,000. In November 2014, Mr. Steward (along with Mr. JW Roth) personally guaranteed a loan between Southern Hospitality Lone Tree LLC, a majority owned subsidiary of the Company and Rocky Mountain Bank & Trust to purchase kitchen equipment for the restaurant location and in exchange Mr. Steward’s options for 100,000 shares of Common Stock granted on March 5, 2014 became immediately exercisable.  This personal guarantee has since been released. Mr. Steward holds a proportionate share of a Bourbon Brothers #14, LLC 7,000,000 share warrant to acquire 373,134 shares of Common Stock at $0.10 per share.

Robert Cohen, a current member of the Board of Directors, is currently the Chairman and CEO of IMA Financial Group, Inc., a diversified financial services company specializing in retail insurance brokerage, wholesale insurance brokerage, and discretionary money management.  The Company has in the past and may continue to do so in the future, purchase insurance products from IMA Financial Group, Inc.  To the Company’s knowledge, Mr. Cohen has not been compensated by IMA Financial Group, Inc. in connection with any products or services provided to the Company.

James J. Fenlason, a current member and co-chairman of the Board of Directors of the Company, is a Member of the Board of Directors of Rocky Mountain Bank & Trust, a privately owned Colorado bank.  In November of 2014, SHLT and Rocky Mountain Bank & Trust entered into a bank financing agreement to purchase kitchen equipment for the restaurant.  Beginning in September 2015, monthly principal and interest payments of approximately $5,800 are due through maturity in August 2020.The Company has in the past and may continue to do so in the future, obtain financing from Rocky Mountain Bank & Trust.  To the Company’s knowledge, Mr. Fenlason has not been compensated by Rocky Mountain Bank & Trust in connection with any financing or services provided to the Company.

Heather Atkinson¸ the Company’s Chief Financial Officer, is currently the manager of Bourbon Brothers #14, LLC (“BB14”). In December 2014, BB14 received a warrant from the Company as partial consideration the loan from BB14 to the Company in the aggregate principal amount of 7,500,000.  Mr. Atkinson was assigned 500,000 of this warrant for her service as manager of BB14 which became exercisable on December 31, 2015. Ms. Atkinson also has voting and dispositive control of BB14 as manager.  Ms. Atkinson has a nominal equity interest in Hospitality Income & Asset, LLC. The Company has a real property lease with Hospitality Income & Asset, LLC, as described above.

J.W. Roth served as the Company’s Chairman of the Board from January 22, 2014 through March 9, 2015 and beneficially owns more than 5% of the Company’s Common Stock and/or Series A Preferred Stock as of December 31, 2015. Mr. Roth has substantial business interests in the restaurant space and real estate property related to restaurants.  Mr. Roth may continue to buy real estate, engage in real estate transactions with third parties, and then lease the space to the Company.  He is the founder of, and owned a substantial interest in, Bourbon Brothers Holding Company, LLC (which the Company acquired in January 2014) and holds a substantial equity interest in several other related party entities including Hospitality Income & Asset, LLC and Bourbon Brothers #14, LLC.  In December 2012, Mr. Roth entered into an indemnification agreement with the Company for his personal risk regarding personal guarantees in favor of Southern Hospitality Franchising & Licensing, LLC, which is the subject of a Franchise Agreement between Southern Hospitality Franchising & Licensing, LLC and Southern Hospitality Franchising and Licensing Corporation, a wholly owned subsidiary of the Company and received compensation in the form of a warrant for 200,000 of common shares.  In November 2014, Mr. Roth (along with Richard Steward) personally guaranteed a loan between Southern Hospitality Lone Tree, LLC, a majority owned subsidiary of the Company and Rocky Mountain Bank & Trust to purchase kitchen equipment for the restaurant location and in exchange Mr. Roth’s options for 729,707 shares of Common Stock granted on January 22, 2014 became immediately exercisable.  This personal guarantee has since been released.  In December 2014, Mr. Roth personally guaranteed a loan on behalf of Bourbon Brothers #14, LLC allowing Bourbon Brothers #14, LLC the ability to subsequently loan to the Company $1,250,000. In exchange for the personal guarantee, Mr. Roth received a warrant for the purchase of 7,500,000 shares of Common Stock exercisable on December 31, 2015. Mr. Roth has since gifted a portion of this warrant for 2,500,000 shares of Common Stock to others, resulting in Mr. Roth having a warrant of 5,000,000 shares of Common Stock. Mr. Roth holds a proportionate share of a Bourbon Brothers #14, LLC 7,000,000 share warrant to acquire 477,612 shares of Common Stock at $0.10 per share. In February 2016, Mr. Roth gifted his warrant for 5,000,000 shares of Common Stock to an unrelated party and forfeited his proportionate share of the Bourbon Brothers #14, LLC warrant.  Effective April 1, 2015, Mr. JW Roth signed a Founder Emeritus Agreement with the Company for a term of 10 years or until he is no longer liable on any Company obligations, to remain responsible to provide a personal guarantee on the royalty payments of Southern Hospitality restaurants and provide a personal guarantee on the Company’s Carve BBQ Glendale lease. As part of this Founder Emeritus Agreement, Mr. JW Roth is to receive an annual wage of $90,000 increasing by 3% each year and be entitled to participate in all of the Company’s benefit plans.

David Lavigne, served as the Company's Secretary and Treasurer from its inception in August 2011 until May 17, 2013 and as a Director of the Company from January 22, 2014, through the March 6, 2015.  During such time, Mr. Lavigne, held a substantial equity interest in Bourbon Brothers Holding Company, LLC (which the Company acquired in January 2014) and holds a substantial equity interest in several other related party entities including Hospitality Income & Asset, LLC and Bourbon Brothers #14, LLC.  Mr. Lavigne holds a proportionate share of a Bourbon Brothers #14, LLC 7,000,000 share warrant to acquire 388,060 shares of Common Stock at $0.10 per share.

Independence of the Board of Directors

Our Board of Directors currently consists of Messrs. Roth, Fenlason, Cohen and Cutshaw and Mrs. Atkinson.  Messrs. Fenlason, Cohen and Cutshaw are the only directors considered “independent” as that term defined by Section 803A of the NYSE MKT LLC Company Guide inasmuch as each of the other directors has had material relationships with the Company.  The Board considers all relevant facts and circumstances in its determination of independence of all members of the Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.
Our independent registered public accounting firm, GHP Horwath, P.C., (“GHP Horwath”) billed us aggregate fees in the amount of approximately $56,420 for the calendar year ended December 31, 2015 and $53,000 for the calendar year ended December 31, 2014.  These amounts were billed for professional services that GHP Horwath provided for the audit of our annual consolidated financial statements, as well as for reviews of our quarterly interim financial statements.

Audit-Related Fees.
None.

Tax Fees.
GHP Horwath did not bill us for any tax fees for the fiscal years ended December 31, 2015 and 2014.

All Other Fees.
GHP Horwath did not bill us for any other fees for the fiscal years ended December 31, 2015 and 2014.

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

The board of directors considers at each of its meetings whether to approve any audit services or non-audit services.  In some cases, management may present the request; in other cases, the auditors may present the request.  The board of directors approved GHP Horwath performing our audit for the 2015 fiscal year.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation, as amended through March 16, 2016. Filed Herewith.
3.2.	Bylaws, as amended through January 6, 2015. (1)
10.1.1
Franchise Agreement by and between SH Franchising & Licensing LLC and Southern Hospitality Franchisee Holding Corporation, dated November 4, 2011, as amended by the First Amendment dated November 4, 2011, as amended by the Second Amendment dated November 9, 2012, and as amended by the Third Amendment dated January 9, 2013.(2)

10.1.2	Amendment and Release Agreement by and between SH Franchising & Licensing LLC, Southern Hospitality Franchisee Holding Corporation, and Southern Hospitality Denver, LLC, dated September 23, 2013.(3)
10.1.3	Fifth Amendment to the Franchise Agreement dated December 30, 2014, and Sixth Amendment to the Franchise Agreement dated February 8, 2015. (4)
10.2	2012 Stock Option Plan, as amended on January 22, 2014.(5)
10.3
Lease Agreement by and between Southern Hospitality Southern Kitchen Colorado Springs, LLC f/k/a Bourbon Brothers Smokehouse and Tavern Colorado Springs, LLC and Bourbon Brothers, LLC, dated May 29, 2013.(6)

10.4	Standard Building Lease by and between Southern Hospitality Franchise Holding Corporation and ELMO, LLC dated April 15, 2012.(7)
10.5	Lease Agreement by and between Carve BBQ Glendale, LLC and The Robford Company, LLC. Filed herewith.
10.5.1	Second Lease Assignment, Assumption and Amendment between Carve BBQ Glendale, LLC and The Robford Company, LLC dated April 24, 2015. Filed herewith.
10.5.2	Third Lease Assignment, Assumption and Amendment between Carve BBQ Glendale, LLC and The Robford Company, LLC dated July 27, 2015. Filed herewith.
10.6.1	Lease Agreement by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated July 9, 2014.(8)
10.6.2	First Amendment to the Lease Agreement by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated September 17, 2014.(9)
10.6.3	Guaranty of Lease by and between Bourbon Brothers Holding Company, LLC and Stradivarius Highlands, LLC, dated September 17, 2014.(10)
10.7	Master License Agreement by and between SH Franchising & Licensing, LLC and SH Franchising & Licensee Corp. dated February 8, 2015.(11)
14.1	Code of Ethics as adopted by the Board of Directors on January 22, 2014.(12)
21.1	List of subsidiaries and organization chart. Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2 101
Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
Interactive data files. Filed herewith.

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 6, 2015.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2013, and filed on March 19, 2014.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2013, and filed on November 14, 2013.
(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2014, and filed on March 6, 2015.
(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2013, and filed on March 19, 2014.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2013, and filed on March 19, 2014.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 6, 2015
(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2014, and filed on October 31, 2014.
(9)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2014, and filed on October 31, 2014.
(10)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2014, and filed on October 31, 2014.
(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015, and filed on May 15, 2015.
(12)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the period ending December 31, 2013, and filed on March 19, 2014.

In accordance with the requirements of Section 13 or 15(d) Exchange Act, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.

Date: March 16, 2016	By:	/s/ Mitchell Roth
Mitchell Roth, CEO, Co-Chairman and Principal Executive Officer

Date: March 16, 2016	By:	/s/ Heather Atkinson
Heather Atkinson, CFO, Secretary, Treasurer and Principal Accounting Officer

Date: March 16, 2016	By:	/s/ Robert Cohen
Robert Cohen, Director

Date: March 16, 2016	By:	/s/ Kenneth Cutshaw
Kenneth Cutshaw, Director

Date: March 16, 2016	By:	/s/ James J. Fenlason
James J. Fenlason, Director and Co-Chairman

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
YEARS ENDED DECEMBER 31, 2015 AND 2014
CONTENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance sheets as of December 31, 2015 and 2014	F-3
Statements of loss for the years ended December 31, 2015 and 2014	F-4
Statements of changes in equity for the years ended December 31, 2015 and 2014	F-5
Statements of cash flows for the years ended December 31, 2015 and 2014	F-6
Notes to financial statements	F-7 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Southern Concepts Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of Southern Concepts Restaurant Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of loss, changes in equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a limited operating history, it has suffered recurring losses from operations, and has an accumulated deficit at December 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 16, 2016

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
  CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$1,107,330	$1,182,099
Prepaid expenses and other	117,499	66,023
Inventory	91,358	64,091
Total current assets	1,316,187	1,312,213

Deposits	120,555	80,525
Deferred financing costs, net	-	28,369
Related party receivable	25,787	25,787
Intangible asset, net	35,625	40,625
Property and equipment, net	4,279,096	2,986,050
Total assets	$5,777,250	$4,473,569

Liabilities and equity
Current liabilities:
Accounts payable	$256,252	$91,792
Accrued expenses	272,347	229,539
Related party notes payable and accrued interest	-	117,318
Notes payable and accrued interest	-	218,970
Convertible notes payable and accrued interest, current portion	129,489	129,589
Related party note payable (net of $365,940 (2015))	784,059	-
Total current liabilities	1,442,147	787,208

Deferred rent	309,895	303,070
Notes payable and accrued interest	482,934	-
Related party note payable (net of $731,880 discount)	-	520,184
Convertible notes payable and accrued interest, less current portion,
(net of $514,545 (2015) and $528,019 (2014) discount)	1,110,122	722,439
Total liabilities	3,345,098	2,332,901

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 4,884,859
Issued and outstanding Series A shares - 4,884,859 (2015 and 2014)	248,994	248,994
Common stock - no par value;
Authorized shares - 120,000,000
Issued and outstanding shares - 62,398,303 (2015) and 48,783,363 (2014)	9,799,319	7,916,942
Additional paid-in capital	3,873,710	2,602,171
Accumulated deficit	(12,092,077)	(8,692,743)
Total Southern Concepts Restaurant Group, Inc ("SCRG") equity	1,829,946	2,075,364
Noncontrolling interest	602,206	65,304
Total equity	2,432,152	2,140,668
Total liabilities and equity	$5,777,250	$4,473,569

See notes to consolidated financial statements

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF LOSS

	Years ended
	December 31,
	2015	2014

Revenue	$6,579,106	$5,144,491
Operating expenses:
Restaurant operating costs (related party $401,092 and $383,400 for the years ended
December 31, 2015 and 2014), exclusive of depreciation and amortization below	6,754,065	5,490,495
General and administrative	2,054,924	2,405,191
Selling and marketing	350,187	444,216
Depreciation and amortization	579,327	436,228
Total operating expenses	9,738,503	8,776,130

Loss from operations	(3,159,397)	(3,631,639)

Other expense:
Interest expense (related party $130,000 and nil for the years ended December 31, 2015 and 2014)	(729,748)	(137,376)

Net loss	$(3,889,145)	$(3,769,015)

Net loss attributable to noncontrolling interest	$(489,811)	$(374,014)

Net loss attributable to SCRG	(3,399,334)	(3,395,001)

Net loss	$(3,889,145)	$(3,769,015)

Basic and diluted net loss per share attributable to SCRG common shareholders	$(0.06)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	52,685,296	42,302,121

See notes to consolidated financial statements

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances, January 1, 2014	9,629,220	$4,925,860	-	$-	$1,086,609	$(5,297,742)	$439,318	$1,154,045
Issuance of common stock for cash	4,183,042	1,254,913	-	-	-	-	-	1,254,913
Acquisition of BBHCLLC for common and preferred shares	20,274,201	1,033,429	18,242,687	929,878	-	-	-	1,963,307
Stock issued for services	51,678	21,503	-	-	-	-	-	21,503
Exercise of stock options	192,832	53	-	-	-	-	-	53
Exercise of warrants	1,094,562	300	-	-	-	-	-	300
Conversion of preferred shares to common	13,357,828	680,884	(13,357,828)	(680,884)	-	-	-	-
Debt discount on convertible debt allocated to warrants and beneficial conversion feature	-	-	-	-	308,626	-	-	308,626
Debt discount on long-term debt allocated to warrants					731,880			731,880
Stock-based compensation	-	-	-	-	475,056	-	-	475,056
Net loss	-	-	-	-	-	(3,395,001)	(374,014)	(3,769,015)
Balances, December 31, 2014	48,783,363	7,916,942	4,884,859	248,994	2,602,171	(8,692,743)	65,304	2,140,668
Issuance of common stock and warrants for cash	13,386,852	1,849,019	-	-	837,480	-	-	2,686,499
Debt discount on convertible debt allocated to warrants and beneficial conversion feature	-	-	-	-	109,130	-	-	109,130
Stock-based compensation	-	-	-	-	324,929	-	-	324,929
Issuance of common stock for services	136,874	33,333	-	-	-	-	-	33,333
Exercise of stock options	91,214	25	-	-	-	-	-	25
Contribution by non-controlling interest holder	-	-	-	-	-	-	1,084,023	1,084,023
Distribution to non-controlling interest holder							(57,310)	(57,310)
Net loss	-	-	-	-	-	(3,399,334)	(489,811)	(3,889,145)
Balances, December 31, 2015	62,398,303	$9,799,319	4,884,859	$248,994	$3,873,710	$(12,092,077)	$602,206	$2,432,152

See notes to consolidated financial statements

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31
	2015	2014
Net loss	$(3,889,145)	$(3,769,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	516,995	76,469
Stock-based compensation	324,929	475,056
Depreciation and amortization	579,327	436,228
Amortization of prepaid management services and guarantees	-	99,820
Stock issues for services	33,333	21,503
Interest attributed to converted debt	-	47,556
Changes in operating assets and liabilities,net of 2014 business acquisition:
Prepaid expenses	(51,476)	226,054
Deposit	(40,030)	(24,614)
Inventory	(27,267)	(32,532)
Accounts payable	164,460	10,777
Accrued expenses and interest	123,494	9,179
Deferred rent	6,825	68,170
Net cash used in operating activities	(2,258,555)	(2,355,349)
Cash flows from investing activities
Cash acquired in acquisition	-	869,907
Note receivable advance	-	(25,334)
Purchase of property and equipment	(1,867,372)	(350,771)
Net cash (used in) provided by investing activities	(1,867,372)	493,802
Cash flows from financing activities
Contribution to subsidiary by non-controlling interest	984,022	-
Distribution to non-controlling interest holders	(57,310)	-
Payment of related party promissory notes	(125,000)	-
Payment of long-term debt	(17,066)	-
Proceeds from sale of common stock and warrants	2,686,499	1,254,913
Proceeds from issuance of promissory notes and warrants	280,000	460,000
Proceeds from issuance of long-term debt, net	-	1,197,714
Proceeds from issuance of related party promissory note	-	115,000
Proceeds from bank loan	299,988	2,055
Proceeds from exercise of a stock options and warrants	25	353
Net cash provided by financing activities	4,051,158	3,030,035
Net (decrease) increase in cash and cash equivalents	(74,769)	1,168,488
Cash and cash equivalents, beginning	1,182,099	13,611
Cash and cash equivalents, ending	$1,107,330	$1,182,099
Supplemental disclosure of non-cash operating, investing and financing activities:
Preferred stock converted to common stock	$-	$680,884
Acquisition of BBHCLLC in exchange for preferred and common stock	$-	$1,963,307
Note payable exchanged for subsidiary equity	$100,000	$-
Debt discount related to beneficial conversion features and warrants	$109,130	$1,040,506
Cash paid for interest	$130,481	$16,215

See notes to consolidated financial statements

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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
Carve Restaurant Group, LLC (“CRG”)
Carve BBQ Glendale, LLC (“CARVEG”)
Southern Hospitality Southern Kitchen Colorado Springs, LLC (“SHSK”)
Bourbon Brothers Holding Company, LLC (“BBHCLLC”)
Bourbon Brothers Restaurant Group, LLC (“BBRG”)

The Company began revenue generating activities in late February 2013, with the opening of its first Denver-based restaurant. In January 2014, the Company opened its second restaurant in Colorado Springs, Colorado, and in April 2015, the Company opened its third restaurant in Lone Tree, Colorado (the “SHLT” restaurant). The Company developed a fast casual concept, called Carve Barbecue, in which the Company entered into a lease in Glendale, Colorado in April 2015 through a newly-formed 66.075% owned subsidiary (the “CARVEG” restaurant). The Company opened this location on November 5, 2015.

In February 2015, the Company also executed a sixth amendment to the Franchise Agreement which specifically granted SCRG the right to develop two new full service Southern Hospitality restaurants during 2015, the locations of which were named in the document to be Lone Tree, Colorado and downtown Colorado Springs, Colorado. Additionally, the sixth amendment granted the Company the right to rebrand its Bourbon Brothers Southern Kitchen restaurant in northern Colorado Springs into a Southern Hospitality-branded full service franchised restaurant operating under the trade name Southern Hospitality Southern Kitchen, a differentiated and slightly more upscale concept to that of the original concept.

The Company is a party to a franchise agreement (the “FA” or the “Franchise Agreement”) with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor” or “SHFL”). In addition, in February 2015, the Company entered into a Master License Agreement (“MLA”) with SHFL which grants the Company the right to license up to five Southern Hospitality-branded fast casual restaurants (SHQ) in the Denver and Colorado Springs markets through August 2016. SHFL and SCRG have agreed to a royalty of 2.5% of gross sales on each of the new SHQ locations. The agreement pertains exclusively to the Company’s right to develop the SHQ locations and does not restrict the Company from developing a similar, competitive brand in the future. Finally, in developing the SHQ concept, SCRG will retain joint ownership of this concept, which pertains to the functionality of the restaurant.  The Company does not anticipate to open a SHQ in the near future.

During 2016, the Company is exploring options for growth for the Company’s two brands, Southern Hospitality and Carve Barbecue.  Specifically, the Company is looking at building the Southern Hospitality growth model on the footprint and profitability similar to its Southern Hospitality Lone Tree location, with real estate between 4,000 to 5,000 square feet.  In regards to the Carve model, the Company is identifying real estate partners and locations for its 2,500 square feet footprint.

Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $3.9 million and $3.8 million for the years ended December 31, 2015 and 2014, respectively, and has an accumulated deficit of approximately $12.1 million at December 31, 2015. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its four restaurants in Denver, Colorado Springs, Glendale and Lone Tree.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company has concluded that there are no VIE’s subject to consolidation at December 31, 2015 and December 31, 2014. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s consolidated financial statements.

Use of Estimates

The process of preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. The areas that require management’s most significant estimates are impairment of long-lived assets, allocation of purchase price for business combinations, estimating fair value of debt and equity instruments, assessment of going conern, and share-based compensation. Actual results could differ from the estimates. Changes in estimates are recorded in the period of change.

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

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgments or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.  There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of December 31, 2015 and 2014.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their short-term maturities.  The carrying amounts of related party receivables and payables are not practicable to estimate based on the related party nature of the underlying transaction.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities (SHD, SHSK, SHLT and CARVEG), and are reported in equity. From inception through December 31, 2015, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash (no contributions in 2015 or 2014). The non-controlling members of SHSK contributed $109,022 for the year ended December 31, 2015.  The non-controlling members of SHLT contributed $500,000 in cash for the year ended December 31, 2015.  In April 2015, related party notes and accrued interest were converted into non-controlling CARVEG equity of $100,000 (Note 5), and $375,000 was contributed in cash in the year ended December 31, 2015.  During 2015, the Company distributed cash of $57,310 to the non-controlling members of SHLT and CARVEG.

Pre-opening Costs

Pre-opening costs, such as travel and employee payroll and related training costs are expensed as incurred and include direct and incremental costs incurred in connection with the opening of each restaurant. Pre-opening costs also may include non-cash rental costs under operating leases incurred during a construction period.

Cash and Cash Equivalents

From time to time, the Company maintains cash equivalents that include short-term highly liquid investments with an original a maturity of three months or less when purchased. The Company has no cash equivalents at December 31, 2015 and 2014.  In addition, the majority of payments due from financial institutions for the settlement of debit card and credit card transactions process within two business days, and therefore these payments due are classified as cash and cash equivalents.

Inventory

Inventory consists of food and beverages and is stated at the lower of cost (first-in, first-out) or market.

Deferred Financing Costs

Deferred financing costs are amortized over the term of the related debt using the straight-line method, which is not materially different than the effective-interest method.

Property and Equipment

Management reviews property and equipment, including leasehold improvements, for impairment when events or circumstances indicate these assets might be impaired. The Company's management considers, or will consider, such factors as the Company's history of losses and the disruptions in the overall economy in preparing an analysis of its property, including leasehold improvements, to determine if events or circumstances have caused these assets to be impaired. Management bases this assessment upon the carrying value versus the fair value of the asset and whether or not that difference is recoverable. Such assessment is performed on a restaurant-by-restaurant basis and includes relevant facts and circumstances including the physical condition of the asset. If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. Management determined that no impairment existed at December 31, 2015 and 2014.

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Capitalized Interest

Interest on funds used to finance the acquisition and construction of a restaurant to the date the asset is placed in service is capitalized.

Leases and Deferred Rent

The Company leases and intends to lease substantially all of its restaurant properties.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on leases in the amount of $120,555 and $80,525 are recorded as of December 31, 2015 and 2014, respectively.  Deferred rent also includes a tenant improvement allowance the Company received in 2012 for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.

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

The Company sells gift cards which do not have an expiration date, and it does not deduct dormancy fees from outstanding gift card balances. The Company recognizes revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote (gift card breakage), and the Company determines that there is not a legal obligation to remit the unredeemed gift card balance to the relevant jurisdiction. The Company did not recognize any revenue related to unredeemed gift card breakage in 2015 or 2014. Unearned gift card revenue (presented within accrued expenses) at December 31, 2015 and 2014, was approximately $18,530 and $22,880, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $350,200 and $444,200, for the years ended December 31, 2015 and 2014, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions.  Periods subject to examination for the Company’s federal and state income tax returns are 2012 through the 2014 tax year.

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. The Series A convertible preferred shares are not included in the computation of basic loss per share, as the Series A convertible preferred shares do not have a contractual obligation to share in the losses of the Company. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 35,652,529 and 9,591,056 for the years ended December 31, 2015 and 2014, respectively, have been excluded from the calculation of diluted net loss per common share.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Once effective, ASU No. 2015-02 will apply to the consolidation assessment of all entities. This standard is effective for public reporting entities in fiscal periods beginning after December 15, 2015. The Company does not anticipate any material impact upon adoption of this new standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) Simplifying the Measurement of Inventory, which changes the measurement from lower of cost or market to lower of cost and net realizable value. The guidance requires prospective application for reporting periods beginning after December 15, 2016 and permits adoption in an earlier period. The Company intends to adopt this ASU in the first quarter of 2016; the adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company intends to adopt this ASU in the first quarter of 2016, at which time the Company will reclassify debt issuance costs (if any) associated with the Company's debt from other noncurrent assets to debt. A reclassification will also be applied retrospectively to each prior period presented.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this ASU will have on our consolidated financial statements.

Management has not identified any other recently issued accounting standards that it believes may have a significant impact on the Company’s consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 3 – INTANGIBLE ASSET

Franchise Agreements

The intangible asset at December 31, 2015 and 2014, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $14,375 and $9,375, respectively).

Amortization expense of $5,000 was recorded for each of the years ended December 31, 2015 and 2014. Amortization expense for the next five years is estimated to be as follows:

2016	$5,000
2017	5,000
2018	5,000
2019	5,000
2020	5,000
Thereafter	10,625
$35,625

The Company licenses the rights to the trademark “Bourbon Brothers” and certain intellectual property, as defined, from a related party, Hospitality Income & Asset, LLC, f/k/a Bourbon Brothers LLC (“HIA”), for use in the Company’s business operations. HIA has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten-year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other consideration. The Company is not currently using this trademark in its operations, nor is it contemplated for use in the foreseeable future.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2015 and 2014, property and equipment consists of the following:

	December 31,	December 31,
	2015	2014	Useful lives

Leasehold improvements	$3,237,345	$2,227,438	10 years
Website development	45,750	21,500	3 years
Equipment	2,077,889	1,299,220	3-7 years
Computers and hardware	170,822	116,275	5 years
	5,531,806	3,664,433
Less accumulated depreciation	(1,252,710)	(678,383)
	$4,279,096	$2,986,050

Depreciation expense for the years ended December 31, 2015 and 2014 was approximately $574,300 and $431,200, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes:

The Company has outstanding 5% promissory notes (the “Notes”) that bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date (October 2018 through November 2019). Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each Southern Hospitality BBQ restaurant.  Payments made in the year ended December 31, 2014 were $2,409; no payments were made in 2015. At December 31, 2015, the Company has not made all required payments of interest on the Notes.  At December 31, 2015 and 2014, quarterly payments in arrears total $108,000 and $64,870.  Accrued interest at December 31, 2015 and 2014 is $119,490 and $77,620, respectively. The Company may cure this deferral in quarterly payments within a defined period of time, as provided for in the note agreements, thus preventing the Notes from becoming callable.

The Notes and accrued interest are convertible, at the option of the holder. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company’s stock became public.  The Company recorded the beneficial conversion feature as a discount to the Notes and is amortizing the amount to interest over the term of the Notes.  Approximately $53,900 and $49,100 was amortized for the years ended December 31, 2015 and 2014, respectively.  No Notes were converted in 2015 or in 2014.  At December 31, 2015 and 2014, the balance of the Notes and accrued interest, net of discount, was approximately $764,100 and $665,900, respectively.

Beginning in August 2014, the Company began selling 6.5% promissory notes (the “2014 Notes”) along with warrants to purchase the Company’s common stock. Investors received a warrant to purchase four shares of common stock for each one dollar of principal amount loaned to the Company. The 2014 Notes bear interest at 6.5% per annum, they are unsecured, and their maturity dates are five years from their issue date. The Company sold $460,000 of 2014 Notes from August through December 2014 and $280,000 of 2014 Notes in 2015.  By their original terms, the 2014 Notes and accrued interest become convertible, at the option of the holder, after two years from the issue date. The conversion price is the lower of 80% of the 20-day average closing sales price on the date conversion is elected or $0.25 per share.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 5 – NOTES PAYABLE (CONTINUED)

Convertible Notes:

The 2014 Notes were recorded at $322,200 after discounting the convertible notes based on the relative fair value of the warrants issued with the debt, of approximately $274,700.  The warrants were issued with the convertible debt and their relative fair value was determined using the Black-Scholes option pricing model.  Additionally, the convertible notes were further discounted, as the Company determined that the convertible debt contained a beneficial conversion feature and recorded an additional debt discount of approximately $143,100.  The net carrying value of the 2014 Notes and accrued interest at December 31, 2015 and 2014 was $467,700 and $159,200, respectively.

The assumptions used in the Black-Scholes model to determine the fair value of warrants are as follows: (1) dividend yield of 0%, (2) expected volatility of 205%, (3) weighted average risk-free interest rate of 0.79%, (4) contractual life of 3.0 years, and fair value of the Company’s shares of $0.14 to $0.30 per share.  The relative fair value attributable to the warrants and the beneficial conversion feature have been recorded as a discount and deducted from the face value of the convertible debt in the accompanying consolidated balance sheet.  The discount applied to the 2014 Notes is being amortized over the five-year term of the convertible notes.

Promissory Note:

During the year ended December 31, 2013, the Company issued a promissory note with an aggregate face value of $200,000, along with a warrant to purchase 50,000 shares of the Company’s common stock. This note bears interest at 5% per annum, it is unsecured and due on demand. The holder of the note received additional consideration in the form of a fully vested warrant to purchase 50,000 common shares at an exercise price of $0.50 per share exercisable for three years from the date of execution of the note.  The Company determined the relative fair value of the warrant to be approximately $44,000, which was recorded as a discount to the note payable, which was amortized over approximately three months.  In February 2016, the Company paid $50,000 in principal and issued a new promissory note for $150,000 which bears interest at 5% per annum, is unsecured and is due on February 3, 2017.

Bank Financing:

In November 2014, SHLT and Rocky Mountain Bank & Trust entered into a bank financing agreement to purchase kitchen equipment for the Lone Tree restaurant location.  A board member of the Company is also a board member of Rocky Mountain Bank & Trust. The agreement provides for financing up to $300,000, of which the Company had drawn $282,900 by December 31, 2015 and $2,055 by December 31, 2014. This loan bears interest at 6%.  Monthly interest-only payments began in December 2014 and continued through August 2015.  Beginning in September 2015, monthly principal and interest payments of approximately $5,800 are due through maturity in August 2020.   This agreement is collateralized by the kitchen equipment at the SHLT and SHD restaurants.

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 5 – NOTES PAYABLE (CONTINUED)

Related Party Loan Agreement:

On December 31, 2014, the Company entered into a Loan Agreement and associated Promissory Note (the “Loan Agreement”) with Bourbon Brothers #14, LLC (“BB14”) which provides for an unsecured term loan in the aggregate original principal amount of $1,250,000 (the “Loan”). The Company received net proceeds of $1,197,714 after loan closing fees.  BB14 is a related party entity, controlled by certain shareholders of the Company. The Company is to pay interest on the Loan at the greater of 9.5% or 6.25% per annum plus the prime rate announced by the Wall Street Journal. In addition, the Company is to pay a monthly loan servicing fee in the amount of 1% of the principal balance of the Loan. The entire principal balance of the Loan, plus any accrued and unpaid interest, is due on December 29, 2016. The related party interest expense on this loan for the year ended December 31, 2015 was $130,300.  The Company paid $100,000 towards prepayment of this Loan to BB14 at December 31, 2015.  Subsequently, the Company prepaid an additional $400,000 towards this Loan to BB14 in January 2016.

In connection with the Loan, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year. BB14 funded the Loan with financing BB14 received from a third-party lender.  JW Roth, a director of the Company, personally guaranteed the BB14 Loan to obtain financing to facilitate the Loan. To compensate JW Roth, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year.  The Company determined the relative fair value of the 15,000,000 warrants to be approximately $731,800, which has been recorded as a discount to the Loan principal balance, and which is being amortized over the term of the Loan.  The balance of the discount at December 31, 2015 and December 31, 2014 was $365,940 and $731,800, respectively.

Scheduled maturities of notes payable for the next five years and thereafter as of December 31, 2015, are as follows:

Year ending December 31,
2016	$1,150,000
2017	200,000
2018	837,425
2019	740,000
2020	282,934
Thereafter	-
3,210,359
Less total discount on notes payable	(880,485)
Add accrued interest at December 31, 2015	176,730
2,506,604
Less current portion	(913,548)
Non-current portion	$1,593,056

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

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

On February 13, 2015, SHD entered into a Sixth Amendment to its FA with the Franchisor in connection with the potential for opening two Southern Hospitality restaurants in Colorado Springs, Colorado.  Under the FA, SHD partially assigned its rights to SHSK, a 51%-owned subsidiary of the Company, and Southern Hospitality Tejon, LLC, a wholly-owned subsidiary of the Company, to use the Franchisor's marks, business methods, proprietary products, confidential information and intellectual property to operate a Southern Hospitality restaurant.

For the years ended December 31, 2015 and 2014, the Company incurred franchise royalty expense of approximately $139,300 and $59,000, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $188,800 and $194,120 for the years ended December 31, 2015 and 2014, respectively.

The Company has a ten-year lease with HIA, a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises in January 2014.  Rent is approximately $33,340 per month for the first 60 months, and thereafter is subject to adjustment every 60 months. This lease provides for one, ten-year renewal option.  Related party lease expense was approximately $401,000 and $383,000 for each of the years ended December 31, 2015 and 2014, respectively.

The Company has a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years and for two, five-year renewal options.  Rent payments are approximately $8,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  In addition to base rent, this lease requires contingent rent payments equal to 5% of gross sales above predetermined thresholds, as defined. This location opened April 27, 2015, at which time the lease commenced.  Lease expense was approximately $74,400 for the year ended December 31, 2015 (none in 2014).

In April 2015, CARVEG entered into a non-cancellable lease for the Company’s first fast casual restaurant in Glendale, Colorado. The initial term of this lease provides for expiration on July 31, 2020. This lease includes three, five-year extension options. Rent payments are approximately $11,100 per month, which includes certain common area maintenance charges, and are subject to escalation provisions.  This location opened November 5, 2015. Lease expense was approximately $84,960 for the year ended December 31, 2015 (none in 2014).

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year six.  The initial term of the lease provides for expiration on December 31, 2016. Lease expense for the years ended December 31, 2015 and 2014 was $71,200 and $69,600, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

The future minimum lease payments are as follows:

	Third Party	Related Party	Total
2016	$492,089	$401,092	$893,181
2017	424,843	401,092	825,935
2018	431,206	401,092	832,298
2019	437,761	401,092	838,853
2020	409,629	401,092	810,721
Thereafter	893,731	1,219,988	2,113,719
	$3,089,259	$3,225,448	$6,314,707

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 7 – INCOME TAXES

At December 31, 2015, the Company has approximately $8,699,000 of net operating loss carry-forwards which expire between 2031 and 2035. The net operating loss carry-forwards may be subject to certain restrictions in the future, particularly in the event of a change in ownership under Internal Revenue Code Section 382.

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

The deferred tax assets (liabilities) and associated valuation allowance at December 31, 2015 and 2014, are as follows:

	2015	2014
Current assets:
Stock based compensation	$490,000	$370,000
	490,000	370,000
Non-current assets:
Intangible assets	4,900	7,000
Property and equipment	840,000	157,000
Net operating loss carryforwards	3,219,000	2,598,000
	4,553,900	3,132,000
Valuation allowance	(4,553,900)	(3,132,000)
Net deferred tax assets	$-	$-

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 7 – INCOME TAXES (CONTINUED)

No income tax benefit was recognized for the years ended December 31, 2015 and 2014, as indicated below:

	2015	2014
Deferred tax benefit:
Federal	$(1,307,000)	$(1,204,000)
State	(115,000)	(106,000)
	(1,422,000)	(1,310,000)
Increase in valuation allowance	1,422,000	1,310,000
	$-	$-

A reconciliation of income tax computed at the U.S. statutory tax rate of 34% to the effective income tax rate is as follows:

	2015	2014
Statutory rate	34%	34%
State taxes	3	3
Permanent differences and other	(4)	(7)
Valuation allowance	(33)	(30)
Effective rate	-	-

NOTE 8 –  EQUITY

Preferred stock:

The Company authorized the issuance of up to 18,242,700 shares of Series A convertible preferred stock ("Series A Stock”) January 2014, of which 18,242,687 shares were issued on January 22, 2014. As of March 1, 2014, the holders of 13,357,828 Series A preferred shares chose to convert their Series A preferred stock into shares of the Company's common stock at a ratio of one to one. These Series A preferred shares were then subsequently cancelled. The Certificate of Designation of the Company’s Series A Stock requires that any shares of Series A Stock that are converted into Common Stock be cancelled and are not available for reissuance by the Company.  On February 3, 2016, 4,428,791 shares of Series A Preferred Stock, converted to common shares, leaving 456,068 Series A Preferred Stock issued and outstanding.

Each share of Series A convertible preferred is entitled to 25 votes and is convertible into shares of common stock on a one-for-one basis.  Other rights of the Series A convertible preferred are identical to the common stock rights.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 8 – EQUITY (CONTINUED)

Common stock:

In 2015, the Company issued 13,386,852 common shares of stock for proceeds of $1,849,019, along with 6,265,000 warrants to purchase shares of common stock, exercisable at $0.40 per warrant.  In 2014, the Company issued 4,183,042 units (each unit consisted of one share of common stock and one warrant to purchase common stock) for cash of $1,254,913, at $0.30 and $0.50 per unit.

In connection with services provided to the Company, the Company issued 30,000 common shares valued at $15,000 ($0.50 per share) and 21,678 common shares valued at $6,503 ($0.30 per share) during the year ended December 31, 2014.  In connection with services provided to the Company, the Company issued 136,874 common shares valued at $33,333 (at $0.24 and $0.27 per share) during the year ended December 31, 2015.

Stock options:

Effective November 13, 2012, the Company adopted the 2012 Stock Option Plan (the “Plan”). Under the Plan, the Company may grant stock options, restricted and other equity awards to any employee, consultant, independent contractor, director or officer of the Company. A total of 4 million shares of common stock may be issued under the Plan (as amended on January 22, 2014).

During the year ended December 31, 2015, the Company granted options to purchase up to 120,000 common shares to two of its restaurant managers that vest evenly over three years, with the first tranche vesting on February 2, 2016 and each year thereafter with an exercise price of $0.25 per share.  In addition, the Company granted options to another of its store managers to purchase up to 20,000 shares that vest evenly over two years beginning on March 16, 2015, with an exercise price of $0.27 per share. In June 2015, the Company granted options to purchase up to 600,000 common shares to six members of its board of directors that vest on March 9, 2016, with an exercise price of $0.30 per share.  In 2015, the Company also issued options to purchase up to 43,500 shares of common stock to restaurant management which vest in full on November 9, 2016, exercisable at $0.20 per option.

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $324,900 and $475,056 for the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, there was approximately $241,200 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options.  The weighted-average fair value of options granted during the years ended December 31, 2015 and 2014 was $0.33 and $0.47 per share.  The assumptions utilized to determine the fair value of options granted during the years ended December 31, 2015 and 2014 are as follows:

	2015	2014
Risk free interest rate	0.79%	0.79%
Expected volatility	168%	205%
Expected term	5 years	5 years
Expected dividend yield	0	0

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 8 – EQUITY (CONTINUED)

The following tables set forth the activity in the Company's Plan for the year ended December 31, 2015:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2015	2,636,039	$0.29
Granted	783,500	0.29
Exercised	(91,214)	-
Forfeited/cancelled	(460,449)	0.22
Outstanding at December 31, 2015	2,867,876	0.30	3.40	$-
Exercisable at December 31, 2015	1,501,949	$0.30	2.99	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the estimated fair value of the Company’s common stock on December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2015.  The total value of all options exercised during the years ended December 31, 2015 and 2014 was $25 and $53.

The following table summarizes the activity and value of non-vested options as of and for the year ended December 31, 2015:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2015	1,494,663	$0.09
Granted	783,500	0.29
Vested	(451,788)	0.46
Forfeited/cancelled	(460,449)	0.22
Non-vested options outstanding at December 31, 2015	1,365,926	$0.18

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 8 – EQUITY (CONTINUED)

Warrants:

The Company uses the Black-Scholes pricing model to determine the weighted average fair value of warrants. The assumptions utilized to determine the fair value of warrants granted during the years ended December 31, 2015 and 2014, are as follows:

	2015	2014
Risk free interest rate	0.79%	0.79%
Expected volatility	168%	205%
Expected term	5 years	5 years
Expected dividend yield	0	0

The following table sets forth the activity regarding warrants for the year ended December 31, 2015:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding at January 1, 2015	20,184,614	$0.18
Granted	7,563,000	0.40
Forfeited/cancelled	(30,000)	0.30
Outstanding at December 31, 2015	27,717,614	0.25	2.96	$-
Exercisable at December 31 , 2015	27,544,614	$0.25	2.96	$-

The following table sets for the activity regarding non-vested warrants for the twelve months ended December 31, 2015:

	Non-vested	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Grant Date
	Warrants	Price	Fair Value
Non-vested at January 1, 2015	30,000	$0.18	$0.05
Granted	7,563,000	0.40	$0.24
Vested	(7,390,000)	0.40	0.40
Forfeited/cancelled	(30,000)	0.30	$0.30
Non-vested at December 31, 2015	173,000	$0.18	$0.24

During the year ended December 31, 2015, the Company issued warrants to purchase up to 6,265,000 shares of common stock in connection with its common stock offering. These warrants have a three-year term and are exercisable at $0.40 per share. In 2015, approximately $837,500 was allocated to warrants (additional paid in capital) based on the relative fair value of such warrants. The Company used the Black Scholes pricing model to determine the fair value, and used the expected exercisable term of such warrants, a risk free interest rate of  0.78% and a volatility of 168%.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 8 – EQUITY (CONTINUED)

Warrants:

In addition, during the year ended December 31, 2015, the Company granted warrants in connection to services provided to the Company to purchase up to 178,000 shares of the Company’s common stock at $0.25-$0.31 per share. These warrants have a three-year term and vest over one year. The Company used the Black Scholes pricing model to determine the fair value of these warrants, using a risk free interest rate of 0.79% and a volatility of between 168-205%.

During the year ended December 31, 2014, the Company granted warrants to certain officers, board members and others, to purchase up to 330,000 shares of the Company’s common stock at $0.30 per share. In December 2014, in connection with the loan the Company has with BB14, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share. In addition, to compensate JW Roth, a director of the Company, for his personal guarantee in connection with BB14 obtaining financing to facilitate the Loan, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share. Both of these warrants are fully vested as of December 31, 2015.  The Company used the Black Scholes pricing model to determine the fair value of the warrants.  The Company used the contractual term of the warrant, a risk free interest rate of 0.79% and a volatility of 205%.  A relative fair value of approximately $730,880 was calculated and assigned to the warrants based on their fair values.

During the year ended December 31, 2014, existing warrants were exercised in exchange for 1,094,562 shares of common stock. No warrants were exercised in 2015.

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Note Receivable

In 2014, the Company advanced $25,334 to the non-controlling interest holder of SHD to fund certain of its liabilities, in exchange for a 10%, unsecured promissory note receivable.  The note receivable and accrued interest is due January 2017.

NOTE 10 – SUBSEQUENT EVENTS

In February 2016, the Company received $25,000 from Touch 4 Partners, LLC, in exchange for a promissory note, with an aggregate face value of $25,000, which bears interest at 5% per annum and is unsecured.  The note is due in full one year from the issuance date, February 3, 2017.  The Company, in turn, used these proceeds to partially pay $50,000 in principal on the outstanding promissory note (Note 5) of $200,000, along with paying accrued interest totaling $10,833. At the same time, a new promissory note was issued for the remaining $150,000 in principal, which bears interest at 5% per annum, is unsecured and due on February 3, 2017.

On February 3, 2016, three shareholders converted Series A Preferred shares totaling 4,428,791 into shares of common stock of the Company.  In January and February 2016, the Company sold 1,075,000 shares of common stock and warrants for $215,000.  On March 11, 2016, the Company filed an amendment to its Articles of Incorporation with the Colorado Secretary of State, (i) decreasing the authorized preferred stock to 456,068 and (ii) increasing authorized capital stock of the Company to 125,456,068 shares, consisting of 125,000,000 shares of Common Stock and 456,068 shares designated as Series A Stock.