Form 10-Q
period 2016-03-31
Southern Concepts Restaurant Group, Inc.
filed 2016-05-13
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 70,907,543 shares of the issuer's common stock, no par value, outstanding as of May 13, 2016.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED MARCH 31, 2016

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$260,007	$1,107,330
Prepaid expenses and other	80,732	117,499
Inventory	90,265	91,358
Total current assets	431,004	1,316,187

Deposits	120,555	120,555
Related party receivable	25,787	25,787
Intangible asset, net	34,375	35,625
Property and equipment, net	4,100,390	4,279,096
Total assets	$4,712,111	$5,777,250

Liabilities and equity
Current liabilities:
Accounts payable	$53,598	$256,252
Accrued expenses	277,046	272,347
Notes payable, current portion	175,000	-
Convertible notes payable and accrued interest, current portion	129,957	129,489
Related party note payable (net of discount of $274,455 (2016) and $365,940 (2015))	475,545	784,059
Total current liabilities	1,111,146	1,442,147

Deferred rent	303,337	309,895
Notes payable and accrued interest, net of current portion	270,134	482,934
Convertible notes payable and accrued interest, less current portion,
(net of discount of $482,572 (2016) and $514,545 (2015)	1,155,105	1,110,122
Total liabilities	2,839,722	3,345,098

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 4,884,859
Issued and outstanding Series A shares - 456,068 (2016) and 4,884,859 (2015)	23,348	248,994
Common stock - no par value;
Authorized shares - 125,000,000
Issued and outstanding shares - 70,907,543 (2016) and 62,398,303 (2015)	10,131,610	9,799,319
Additional paid-in capital	4,082,094	3,873,710
Accumulated deficit	(12,898,199)	(12,092,077)
Total Southern Concepts Restaurant Group, Inc ("SCRG") equity	1,338,853	1,829,946
Noncontrolling interest	533,536	602,206
Total equity	1,872,389	2,432,152
Total liabilities and equity	$4,712,111	$5,777,250

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	March 31,
	2016	2015

Revenue	$1,881,794	$1,240,666
Operating expenses:
Restaurant operating costs (related party $100,300 and $100,300 for the three months ended
March 31, 2016 and 2015), exclusive of depreciation and amortization below	1,923,337	1,267,918
General and administrative	426,159	559,118
Selling and marketing	71,029	22,218
Depreciation and amortization	188,739	113,450
Total operating expenses	2,609,264	1,962,704

Loss from operations	(727,470)	(722,038)

Other expense:
Interest expense (related party $32,500 and nil for the three months ended March 31, 2016 and 2015)	(185,759)	(181,490)

Net loss	$(913,229)	$(903,528)

Net loss attributable to noncontrolling interest	$(107,107)	$(65,484)

Net loss attributable to SCRG	(806,122)	(838,044)

Net loss	$(913,229)	$(903,528)

Basic and diluted net loss per share attributable to SCRG common shareholders	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	67,015,714	48,998,692

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2016	2015
Net cash used in operating activities	$(669,351)	$(512,557)
Cash flows from investing activities
Purchase of property and equipment	(11,364)	(725,232)
Net cash used in investing activities	(11,364)	(725,232)
Cash flows from financing activities
Contribution to subsidiary by non-controlling interest	75,000	20,000
Distribution to non-controlling interest holders	(36,563)	-
Proceeds from issuance of a promissory note	25,000	-
Payment of long-term debt	(12,800)	-
Payment of notes	(50,000)	-
Payment on related party promissory notes	(400,000)	-
Proceeds from sale of common stock and warrants	232,755	157,387
Payment on short-term promissory note	-	(27,318)
Proceeds from issuance of long-term debt, net	-	268,200
Proceeds from issuance of promissory notes and warrants	-	80,000
Net cash (used in) provided by financing activities	(166,608)	498,269
Net decrease in cash and cash equivalents	(847,323)	(739,520)
Cash and cash equivalents, beginning	1,107,330	1,182,099
Cash and cash equivalents, ending	$260,007	$442,579
Supplemental disclosure of non-cash operating, investing and financing activities:
Preferred stock converted to common stock	$225,646	$-

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Unaudited)

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances, December 31, 2015	62,398,303	$9,799,319	4,884,859	$248,994	$3,873,710	$(12,092,077)	$602,206	$2,432,152
Issuance of common stock and warrants for cash	1,163,783	106,645	-	-	126,110	-	-	232,755
Stock-based compensation	-	-	-	-	82,274	-	-	82,274
Cashless exercise of a warrant	2,916,666	-	-	-	-	-	-	-
Conversion of Series A preferred shares to common	4,428,791	225,646	(4,428,791)	(225,646)	-	-	-	-
Contribution by non-controlling interest holder	-	-	-	-	-	-	75,000	75,000
Distribution to non-controlling interest holder							(36,563)	(36,563)
Net loss	-	-	-	-	-	(806,122)	(107,107)	(913,229)
Balances, March 31, 2016	70,907,543	$10,131,610	456,068	$23,348	$4,082,094	$(12,898,199)	$533,536	$1,872,389

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The Company has developed a fast casual concept, in which the Company opened its first fast casual restaurant in November 2015. This restaurant, located in Glendale, Colorado, is called Carve Barbecue, and it’s operated through a majority owned subsidiary, CARVEG.

The Company is a party to a franchise agreement (the “FA” or the “Franchise Agreement”) with SH Franchising & Licensing LLC, dba Southern Hospitality BBQ (the “Franchisor” or “SHFL”).  In February 2015, the Company executed a sixth amendment to the Franchise Agreement which specifically granted SCRG the right to develop two new full service Southern Hospitality restaurants during 2015, the locations of which were named in the amendment to be Lone Tree, Colorado and downtown Colorado Springs, Colorado.  The Company opened a Southern Hospitality restaurant in Lone Tree, Colorado in April 2015.  At this time, the Company has no plans to open a location in downtown Colorado Springs, Colorado. Additionally, the sixth amendment granted the Company the right to rebrand its Bourbon Brothers Southern Kitchen restaurant in northern Colorado Springs into a Southern Hospitality-branded full service franchised restaurant operating under the trade name Southern Hospitality Southern Kitchen, a differentiated and slightly more upscale concept to that of the original concept.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND MANAGEMENT’S PLANS (CONTINUED)

Basis of Presentation

The interim unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. A description of the Company’s accounting policies and other financial information is included in the audited consolidated financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Amounts as of December 31, 2015, are derived from those audited consolidated financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements, accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which has previously been filed with the SEC.
In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2016, and the results of operations and cash flows for the periods presented. All such adjustments include those that are of a normal recurring nature. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Management’s Plans

The accompanying interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $0.9 million for the three month periods ended March 31, 2016 and 2015, respectively, and has an accumulated deficit of approximately $12.9 million at March 31, 2016. The interim unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has devoted substantially all of its efforts to developing its business plan, raising capital, and opening and operating its four restaurants in Denver, Colorado Springs, Lone Tree and Glendale.

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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The interim unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts, transactions and profits are eliminated in consolidation.

Accounting guidance provides a framework for determining whether an entity should be considered a variable interest entity (VIE), and if so, whether the Company’s involvement with the entity results in a variable interest in the entity. If the Company determines that it does have a variable interest in the entity, it must perform an analysis to determine whether it represents the primary beneficiary of the VIE. If the Company determines it is the primary beneficiary of the VIE, it is required to consolidate the assets, liabilities and results of operations and cash flows of the VIE into the interim unaudited condensed consolidated financial statements of the Company.

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

The Company has concluded that there are no VIE’s subject to consolidation at March 31, 2016 and December 31, 2015. While the Company believes its evaluation is appropriate, future changes in estimates, judgments and assumptions in the case of an evaluation triggered by a reconsideration event as defined in the accounting standard may affect the determination of primary beneficiary status and the resulting consolidation, or deconsolidation, of the assets, liabilities and results of operations of a VIE on the Company’s consolidated financial statements.

Use of Estimates

The process of preparing the interim unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates. Changes in estimates are recorded in the period of change.

Fair Value Measurements

The Company accounts for financial instruments pursuant to accounting guidance which defines fair value, establishes a framework for measuring fair value in U.S GAAP, and expands disclosures about fair measurements.  To increase consistency and comparability in fair value measurements, the accounting guidance established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

There were no financial assets or liabilities measured at fair value, with the exception of cash and cash equivalents as of March 31, 2016 and December 31, 2015.

The carrying amounts of accounts payable and notes payable approximate their fair values due to their interest rates and/or  short-term maturities.  The carrying amounts of related party receivables and payables are not practicable to estimate based on the related party nature of the underlying transaction.

Non-controlling Interest

The non-controlling interest represents capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities (SHD, SHSK, SHLT and CARVEG), and are reported in equity. From inception through March 31, 2016, in exchange for their interest in SHD, the non-controlling members contributed $897,465 in cash (no contributions in 2016 or 2015). The non-controlling members of SHSK contributed $109,022 for the year ended December 31, 2015 (none in 2016).  The non-controlling members of SHLT contributed $500,000 in cash for the year ended December 31, 2015 (none in 2016).  In April 2015, related party notes and accrued interest were converted into non-controlling CARVEG equity of $100,000 (Note 5), and $75,000 was contributed by the non-controlling interest holders of CARVEG in cash in the three months ended March 31, 2016 (March 31, 2015 – none).  The Company will pay the non-controlling interest holders a monthly priority distribution which is calculated as the capital contribution of $75,000 multiplied by 1.25%.  During the three months ended March 31, 2016, the Company distributed cash of $36,563 to the non-controlling members of SHLT and CARVEG.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

If management determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. Management determined that no impairment existed at March 31, 2016 and December 31, 2015.

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

Leases and Deferred Rent

The Company leases and intends to lease substantially all of its restaurant properties.  For leases that contain rent escalation clauses, the Company records the total rent payable during the lease term and recognizes expense on a straight-line basis over the initial lease term, including the "build-out" or "rent-holiday" period where no rent payments are typically due under the terms of the lease. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Additionally, contingent rent expense based on a percentage of revenue is accrued and recorded to the extent it is expected to exceed minimum base rent per the lease agreement based on estimates of probable levels of revenue during the contingency period.  Long-term deposits on leases in the amount of $120,555 are recorded as of March 31, 2016 and December 31, 2015.  Deferred rent also includes a tenant improvement allowance the Company received in 2012 for $150,000, which is amortized as a reduction of rent expense, also on a straight-line basis over the initial term of the lease.
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

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expenses were approximately $71,000 and $22,000 for the three months ended March 31, 2016 and 2015, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Net loss per share

Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect of such inclusion would reduce a loss or increase earnings per share. For each of the periods presented in the accompanying consolidated financial statements, the effect of the inclusion of dilutive shares would have resulted in a decrease in loss per share. Common stock options, warrants and shares underlying convertible debt aggregating 30,949,755 and 27,014,595 for the periods ended March 31, 2016 and 2015, respectively, have been excluded from the calculation of diluted net loss per common share.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards:

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies many aspects of accounting for share-based payment transactions under ASC Topic 718, Compensation - Stock Compensation, including income tax consequences, classification of awards as either equity or liability, forfeiture rate calculations and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this ASU will have on the consolidated financial statements.
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

Management has not identified any other recently issued accounting standards that it believes may have a significant impact on the consolidated financial statements.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets at March 31, 2016, represents franchise license costs for the Denver restaurant (net of accumulated amortization of $15,625 and $14,375 as of December 31, 2015).

Amortization expenses of $1,250 have been recorded for each of the three month periods ended March 31, 2016 and 2015. Amortization expense for the next five years and thereafter is estimated to be as follows:

2016	$3,750
2017	5,000
2018	5,000
2019	5,000
2020	5,000
Thereafter	10,625
$34,375

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 3 – INTANGIBLE ASSETS (CONTINUED)

The Company licenses the rights to the trademark “Bourbon Brothers” and certain intellectual property, as defined, from a related party, Hospitality Income & Asset, LLC (“HIA” previously Bourbon Brothers LLC), for use in the Company’s business operations. HIA has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten-year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other consideration.  The Company is not currently using this trademark in its operations, nor is it contemplated for use in the foreseeable future.

NOTE 4 – PROPERTY AND EQUIPMENT

As of March 31, 2016 and December 31, 2015, property and equipment consists of the following:

	March 31,	December 31,
	2016	2015	Useful lives

Leasehold improvements	$3,263,780	$3,237,345	10 years
Website development	57,000	45,750	3 years
Equipment	2,051,568	2,077,889	3-7 years
Computers and hardware	170,822	170,822	5 years
	5,543,170	5,531,806
Less accumulated depreciation	(1,442,780)	(1,252,710)
	$4,100,390	$4,279,096

The Company’s Lone Tree restaurant opened in late April 2015, and the Company’s Glendale restaurant opened in November 2015, for which the Company began depreciating such assets at the date of each respective opening.  Depreciation expense was approximately $187,500 and $114,800 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – NOTES PAYABLE

Convertible Notes:
The Company has outstanding 5% promissory notes (the “Notes”) that bear interest at 5% per annum, they are unsecured, and their maturity dates are seven years from their issue date (October 2018 through November 2019). Quarterly payments are applied against accrued interest first, then principal. The minimum aggregate quarterly payment to Note holders is 2.5% of the Company’s portion of gross quarterly revenues from each Southern Hospitality BBQ restaurant.  At March 31, 2016, the Company has not made all required payments of interest on the Notes.  At March 31, 2016 and December 31, 2015, quarterly payments in arrears total $118,500 and $108,000.  Accrued interest at March 31, 2016 and December 31, 2015 is $129,950 and $119,490, respectively. The Company may cure this deferral in quarterly payments within a defined period of time, as provided for in the note agreements, thus preventing the Notes from becoming callable.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 5 – NOTES PAYABLE (CONTINUED)

Convertible Notes (continued):

The Notes and accrued interest are convertible, at the option of the holder. The conversion price is 80% of the 20-day average closing sales price on the date conversion is elected, but not less than $0.50 per share. The Company determined that there was a beneficial conversion feature associated with the Notes in the amount of $283,500 related to the intrinsic value of the conversion feature before the Company’s stock became public.  The Company recorded the beneficial conversion feature as a discount to the Notes and is amortizing the amount to interest over the term of the Notes.  Approximately $13,100 and $53,900 was amortized for the periods ended March 31, 2016 and December 31, 2015, respectively.  No Notes were converted in 2016 or in 2015.  At March 31, 2016 and December 31, 2015, the balance of the Notes and accrued interest, net of discount, was approximately $787,600 and $764,100, respectively.
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
The 2014 Notes were recorded at $322,200 after discounting the convertible notes based on the relative fair value of the warrants issued with the debt, of approximately $274,700.  The warrants were issued with the convertible debt and their relative fair value was determined using the Black-Scholes option pricing model.  Additionally, the convertible notes were further discounted, as the Company determined that the convertible debt contained a beneficial conversion feature and recorded an additional debt discount of approximately $143,100.  The net carrying value of the 2014 Notes and accrued interest at March 31, 2016 and December 31, 2015 was $496,000 and $467,700, respectively.
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

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 5 – NOTES PAYABLE (CONTINUED)

Bank Financing:
In November 2014, SHLT entered into a bank financing agreement to purchase kitchen equipment for the Lone Tree restaurant location.  A board member of the Company is also a board member of the bank. The agreement provides for financing up to $300,000, of which the Company had drawn $270,000 and $282,900 by March 31, 2016 and December 31, 2015. This loan bears interest at 6%.  Monthly interest-only payments began in December 2014 and continued through August 2015.  Beginning in September 2015, monthly principal and interest payments of approximately $5,800 are due through maturity in August 2020.   This agreement is collateralized by the kitchen equipment at the SHLT and SHD restaurants.
Related Party Note Payable:
On December 31, 2014, the Company entered into a Loan Agreement and associated Promissory Note (the “Loan Agreement”) with Bourbon Brothers #14, LLC (“BB14”) which provides for an unsecured term loan in the aggregate original principal amount of $1,250,000 (the “Loan”). The Company received net proceeds of $1,197,714 after loan closing fees.  BB14 is a related party entity, controlled by certain shareholders of the Company. The Company is to pay interest on the Loan at the greater of 9.5% or 6.25% per annum plus the prime rate announced by the Wall Street Journal. In addition, the Company is to pay a monthly loan servicing fee in the amount of 1% of the principal balance of the Loan. The entire principal balance of the Loan, plus any accrued and unpaid interest, is due on December 29, 2016. The related party interest expense on this loan for the three months ended March 31, 2016 was $33,340 and for year ended December 31, 2015 was $130,300.  The Company paid $100,000 towards prepayment of this Loan to BB14 at December 31, 2015.  Subsequently, the Company prepaid an additional $400,000 towards this Loan to BB14 in January 2016.
In connection with the Loan, the Company issued a warrant to BB14 for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year. BB14 funded the Loan with financing BB14 received from a third-party lender.  JW Roth, a director of the Company, personally guaranteed the BB14 Loan to obtain financing to facilitate the Loan. To compensate JW Roth, the Company issued a warrant to Mr. Roth for the purchase of 7,500,000 shares of common stock exercisable for a period of five years at $0.10 per share with the warrant vesting in one year.  The Company determined the relative fair value of the 15,000,000 warrants to be approximately $731,800, which has been recorded as a discount to the Loan principal balance, and which is being amortized over the term of the Loan.  The balance of the discount at March 31, 2016 and December 31, 2015 was $274,500 and $365,940, respectively.
NOTE 6 – COMMITMENTS AND CONTINGENCIES

Commitments:

Franchise agreement

The Company operates its Denver restaurant property under a franchise agreement with the Franchisor under an initial ten-year term, renewable for two additional five-year terms. Pursuant to the franchise agreement, as amended, the Company is to pay royalty fees based on a percentage of gross revenues (2.5%, subject to a monthly floor of $5,000) , plus additional fees and costs for marketing, training, inventory and other franchisor costs. Two shareholders of the Company have personally guaranteed royalty payments to the Franchisor.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

For the three months ended March 31, 2016 and 2015, the Company incurred franchise royalty expense of $42,100, and $16,700, respectively.

Leases:

In April 2012, the Company entered into a ten-year, non-cancellable lease for the restaurant in Denver, Colorado. This lease provides for two, five-year renewal options. Rent payments are approximately $16,000 per month plus certain common area maintenance charges, as defined, and are subject to escalation provisions.  Lease expense was approximately $49,500 for each of the three months ended March 31, 2016 and 2015, respectively.

The Company has a ten-year lease with HIA, a related party, for the real property in connection with the restaurant location in Colorado Springs.  The lease commenced upon taking possession of the premises in January 2014.  Rent is approximately $33,340 per month for the first 60 months, and thereafter is subject to adjustment every 60 months. This lease provides for one, ten-year renewal option.  Related party lease expense was approximately $100,300 for each of the three months ended March 31, 2016 and 2015, respectively.

The Company has a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years and for two, five-year renewal options.  Rent payments are approximately $8,900 per month plus certain common area maintenance charges, and are subject to escalation provisions.  In addition to base rent, this lease requires contingent rent payments equal to 5% of gross sales above predetermined thresholds, as defined. This location opened April 27, 2015, at which time the lease commenced.  Lease expense was approximately $26,300 for the three months ended March 31, 2016.

In April 2015, CARVEG entered into a non-cancellable lease for the Company’s first fast casual restaurant in Glendale, Colorado. The initial term of this lease provides for expiration on July 31, 2020. This lease includes three, five-year extension options. Rent payments are approximately $11,100 per month, which includes certain common area maintenance charges, and are subject to escalation provisions.  This location opened November 5, 2015. Lease expense was approximately $34,500 for the three months ended March 31, 2016.

On January 1, 2014, the Company assumed a lease from a related party for the corporate office in Colorado Springs.  The lease is for 78 months with an unaffiliated party.  Monthly rent is $5,800 per month escalating up to $6,000 per month in year six.  The initial term of the lease provides for expiration on December 31, 2016. Lease expense for the three months ended March 31, 2016 and 2015 was $17,400 and $14,100, respectively.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Common stock:

The Company’s issued 1,163,783 common shares of stock for proceeds of $232,755 between January 1, 2016 and March 31, 2016. During the three-month period ended March 31, 2016, the authorized capital has been increased to 125,000,000 shares of common stock from 120,000,000.

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

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of operations was approximately $82,300 and $74,200 for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 there was approximately $161,500 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 7 – EQUITY (CONTINUED)

Stock options (continued):

The following tables set forth the activity in the Company's Plan for the three months ended March 31, 2016:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2016	2,867,876	$0.30
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(729,707)	0.07
Outstanding at March 31, 2016	2,138,169	0.38	3.28	$-
Exercisable at March 31, 2016	1,497,243	$0.52	2.72	$-

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the market price of the Company’s common stock on March 31, 2016, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on March 31, 2016.

The following table summarizes the activity and value of non-vested options as of and for the three months ended March 31, 2016:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2016	1,365,926	$0.18
Granted	-	-
Vested	(725,000)	0.48
Forfeited/cancelled	-	-
Non-vested options outstanding at March 31, 2016	640,926	$0.12

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

NOTE 7 – EQUITY (CONTINUED)

Warrants:

The Company uses the Black-Scholes pricing model to determine the weighted average fair value of warrants. The assumptions utilized to determine the fair value of warrants granted during the three months ended March 31, 2016, are as follows:

2016
Risk free interest rate	0.79%
Expected volatility	168%
Expected term	3 years
Expected dividend yield	0

The following table sets forth the activity regarding warrants for the three months ended March 31, 2016:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding at January 1, 2016	27,717,614	$0.25	2.96
Granted	1,163,782	0.40
Exercised	(5,000,000)
Forfeited/cancelled	(250,000)
Outstanding at March 31, 2016	23,631,396	0.29	2.39	$-
Exercisable at March 31, 2016	23,458,396	$0.29	2.39	$-

The following table sets for the activity regarding non-vested warrants for the three months ended March 31, 2016:

	Non-vested	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Grant Date
	Warrants	Price	Fair Value
Non-vested at January 1, 2016	173,000	$0.18	$0.24
Granted	1,163,782	0.40	$-
Vested	(1,163,782)	0.40	0.00
Forfeited/cancelled	-	0.50	$0.50
Non-vested at March 31, 2016	173,000	$0.29	$0.24

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

•	Key events and recent developments within our Company;
•	Our results of operations for the three months ended March 31, 2016 and 2015;
•	Our liquidity and capital resources;
•	Any off balance sheet arrangements we utilize;
•	Any contractual obligations to which we are committed;
•	Our critical accounting policies;
•	The inflation and seasonality of our business; and
•	New accounting standards that affect our Company.

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

The Company has developed a fast casual concept, in which the Company opened its first fast casual restaurant in November 2015. This restaurant, located in Glendale, Colorado, is called Carve Barbecue, and it’s operated through a majority owned subsidiary, CARVEG.

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

Results of Operations – Three Months Ended March 31, 2016 and 2015

Revenues

During the three months ended March 31, 2016 and 2015, the Company generated approximately $1,882,000 and $1,241,000 respectively, in net revenue.  The primary increase in 2016 over 2015 was due to the additional two store openings which increased 2016 revenues compared to the same period in 2015.

Cost of Revenue – Restaurant Operating Expenses

For the three months ended March 31, 2016 and 2015, the Company’s restaurant operating costs were approximately $1,923,300 and $1,267,900, respectively.  The restaurant operating costs was attributable to the four operating restaurants, including the cost of food, alcohol, labor and other costs of the restaurants.

Cost of revenue, comprised of operating expenses at the SHD, SHSK, SHLT and CARVEG restaurants, includes variable expenses and fluctuates with sales volumes for expenses such as food and beverage costs, payroll and franchise fees.  Fixed expenses, such as lease expenses at the restaurant locations, are also included.

Operating Expenses – General and Administrative and Selling and Marketing

For the three months ended March 31, 2016 and 2015, the Company’s operating expenses were approximately $497,200 and $581,300. The operating expenses in 2016 were primarily related to ongoing operations while 2015 included pre-opening expenses for SHLT and CARVEG. The Company’s largest operating expense, excluding restaurant operating expenses, during the three months ended March 31, 2016 and 2015, were its general and administrative expenses totaling approximately $426,200 and $559,100. The general and administrative costs are due to ongoing expenses for four restaurant locations primarily, including recurring corporate costs (such as payroll and related expenses).  As part of operating expenses, the Company incurred approximately $71,000 and $22,200 in selling and marketing expenses during the three months ended March 31, 2016 and 2015. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss may continue throughout the remainder of 2016 due to the overall expansion of store locations and its corporate overhead.

Depreciation and Amortization

For the three months ended March 31, 2016 and 2015, the Company’s depreciation and amortization was approximately $188,700 and $113,500.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant, the Company’s first restaurant.

Other income (expense)

For the three months ended March 31, 2016 and 2015, the Company recognized other expense consisting of interest expense, of approximately $186,000, and $181,000.  The increase in interest expense comparing year over year was primarily due to the increase in the amount of promissory notes in 2016 compared to 2015 in regards to recognition of interest expense.

Liquidity and Capital Resources

As of March 31, 2016, the Company had working capital deficiency of approximately $680,100 and had approximately $260,000 of cash.  The Company’s total assets decreased as of March 31, 2016, when compared to December 31, 2015, mostly due to the prepayment in the related party note payable and an increase in property and equipment for CARVEG.

As noted above, the Company incurred a net loss during the three months ended March 31, 2016, and 2015.  Further, as of March 31, 2016, the Company had an accumulated deficit of approximately $12,898,200.  The Company believes its restaurant revenues from its four restaurants in Denver, Colorado Springs, Lone Tree and Glendale, offset by the overhead of the public company administration, requires the Company to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis. The Company’s continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all.  The Company believes the individual store performances reflect an ongoing effort to curb costs within food and labor, while also pursuing marketing activities to increase revenues and streamlining restaurant expenses during the remainder of 2016 at all restaurant locations.

The Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2016, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2015, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.
Liabilities

The Company’s liabilities for notes payable and accrued interest as of March 31, 2016, is approximately $2,205,700 compared to approximately $2,506,600 as of December 31, 2015.  Accounts payable as of March 31, 2016, is approximately $54,000 compared to approximately $256,000 as of December 31, 2015.  Overall, total liabilities decreased due to the payments on notes payables.

Operating Activities

Net cash used in operating activities was approximately $669,400 in the three months ended March 31, 2016, as compared to net cash used in operating activities of approximately $512,600 in the same period of 2015. The increase in net cash used in operating activities in 2016 (compared to 2015) was primarily due to the increase in net loss offset by decreases in accounts payable.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2016, was approximately $11,400, as compared to net cash used in investing activities of approximately $725,200 for the three months ended March 31, 2015.  Net cash used in investing activities for the three months ended March 31, 2016 and 2015, was primarily the result of cash used for purchases of property and equipment for both periods.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016, was approximately $166,600, compared to net cash provided by financing activities for the three months ended March 31, 2015 of approximately $498,300.  Cash used in financing activities in 2016 primarily consisted of payments on long-term debt and related party promissory notes, offset by proceeds from the sale of common stock.

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

In January 2014, the Company entered into a lease with an arm’s length party for its corporate office. The Company will pay approximately $6,000 per month with the lease expiring on December 31, 2016.
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

In April 2015, the Company entered into a non-cancellable lease for the Company’s first fast casual restaurant in Glendale, Colorado. The initial term of this lease is to expire July 31, 2020. This lease includes three extension options, with the term of each extension option consisting of five years. Rent payments are approximately $11,000. This location opened November 5, 2015.

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

Intangible assets

Intangible assets at March 31, 2016, represent franchise license costs for the Denver restaurant. These costs are amortized beginning with the restaurant opening over the ten-year term of the franchise agreement using the straight line method. The Company assesses potential impairment to intangible assets when there is evidence that events or changes in circumstances indicate that the recovery of the assets’ carrying value is not recoverable.

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

Recently issued and adopted accounting pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies many aspects of accounting for share-based payment transactions under ASC Topic 718, Compensation - Stock Compensation, including income tax consequences, classification of awards as either equity or liability, forfeiture rate calculations and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 ("ASU 2016-02"), Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the statement of financial position. The provisions of ASU 2016-02 are effective for reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of this ASU are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this ASU will have on the consolidated financial statements.
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

Management has not identified any other recently issued accounting standards that it believes may have a significant impact on the consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that our disclosure controls and procedures were not effective as of March 31, 2016.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the 1934 Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

There have been no material changes to the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant and Share Issuances

The Company sold 1,163,783 shares of common stock and warrants in the quarter. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

None.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation, as amended through March 11, 2016. (2)
3.2	Bylaws, as amended through January 6, 2015. (2)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Principal Executive Officer. Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) - Certification of Principal Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
32.2	Section 1350 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)   Incorporated by reference from the Company’s  Form 10-Q for the period ended March 31, 2016 and filed on May 13, 2016.
(2)   Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 16, 2016.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.

Date: May 13, 2016	By:	/s/ Mitchell Roth
Mitchell Roth, CEO

Date: May 13, 2016	By:	/s/ Heather Atkinson
Heather Atkinson, CFO