Form 10-Q
period 2016-06-30
Southern Concepts Restaurant Group, Inc.
filed 2016-08-12
CIK 1445918

  FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

There were 71,921,048 shares of the issuer's common stock, no par value, outstanding as of August 12, 2016.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2016

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$110,772	$1,107,330
Prepaid expenses and other	43,280	117,499
Inventory	87,640	91,358
Total current assets	241,692	1,316,187

Deposits	120,555	120,555
Related party receivable	25,787	25,787
Intangible asset, net	33,125	35,625
Property and equipment, net	3,957,368	4,279,096
Total assets	$4,378,527	$5,777,250

Liabilities and equity
Current liabilities:
Accounts payable	$61,043	$256,252
Accrued expenses	278,751	272,347
Notes payable, current portion	275,000	-
Convertible notes payable and accrued interest, current portion	140,425	129,489
Related party note payable (net of discount of $182,970 (2016) and $365,940 (2015))	567,030	784,059
Total current liabilities	1,322,249	1,442,147

Deferred rent	296,779	309,895
Notes payable and accrued interest, net of current portion	257,334	482,934
Convertible notes payable and accrued interest, less current portion,
(net of discount of $450,751 (2016) and $514,545 (2015)	1,201,267	1,110,122
Total liabilities	3,077,629	3,345,098

Commitments and contingencies

Equity
Preferred stock - par value $0.001;
Authorized Series A shares - 456,068
Issued and outstanding Series A shares - 456,068 (2016) and 4,884,859 (2015)	23,348	248,994
Common stock - no par value;
Authorized shares - 125,000,000
Issued and outstanding shares - 71,864,318 (2016) and 62,398,303 (2015)	10,266,230	9,799,319
Additional paid-in capital	4,173,970	3,873,710
Accumulated deficit	(13,561,557)	(12,092,077)
Total Southern Concepts Restaurant Group, Inc ("SCRG") equity	901,991	1,829,946
Noncontrolling interest	398,907	602,206
Total equity	1,300,898	2,432,152
Total liabilities and equity	$4,378,527	$5,777,250

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
 (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$1,979,605	$1,815,129	$3,861,398	$3,055,795
Operating expenses:
Restaurant operating costs (related party $100,300, $200,600, $100,300 and $200,600 for the three
and six months ended June 30, 2016 and 2015), exclusive of depreciation and amortization below	2,019,400	1,802,726	3,951,037	3,070,644
General and administrative	289,783	548,898	709,701	1,108,016
Selling and marketing	70,911	125,745	151,526	147,963
Depreciation and amortization	161,378	139,376	350,076	252,224
Total operating expenses	2,541,472	2,616,745	5,162,340	4,578,847

Loss from operations	(561,867)	(801,616)	(1,300,942)	(1,523,052)

Other expense:
Interest expense (related party $32,500, $65,812, $33,100 and $67,851 for the three and six months ended June 30, 2016 and 2015)	(186,077)	(194,548)	(371,837)	(376,037)

Net loss	$(747,944)	$(996,164)	$(1,672,779)	$(1,899,089)

Net loss attributable to noncontrolling interest	$(95,255)	$(138,789)	$(203,299)	$(204,273)

Net loss attributable to SCRG	(652,689)	(857,375)	(1,469,480)	(1,694,816)

Net loss	$(747,944)	$(996,164)	$(1,672,779)	$(1,899,089)

Basic and diluted net loss per share attributable to SCRG common shareholders	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	71,122,105	50,436,065	69,203,020	49,718,443

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2016	2015
Net cash used in operating activities	$(1,053,566)	$(1,168,168)
Cash flows from investing activities
Purchase of property and equipment	(15,564)	(1,283,414)
Net cash used in investing activities	(15,564)	(1,283,414)
Cash flows from financing activities
Contribution to subsidiary by non-controlling interest	75,000	625,566
Distribution to non-controlling interest holders	(75,938)	(7,934)
Proceeds from issuance of a promissory note	125,000	-
Payment of long-term debt	(25,600)	-
Payment of notes	(50,000)	-
Payment on promissory notes	(400,000)	(25,000)
Proceeds from sale of common stock and warrants	424,110	564,666
Payment on short-term promissory note	-	-
Proceeds from issuance of long-term debt, net	-	300,771
Proceeds from issuance of promissory notes and warrants	-	180,000
Net cash provided by financing activities	72,572	1,638,069
Net decrease in cash and cash equivalents	(996,558)	(813,513)
Cash and cash equivalents, beginning	1,107,330	1,182,099
Cash and cash equivalents, ending	$110,772	$368,586

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Unaudited)

					Additional		Non-
	Common Stock		Preferred Stock		paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Interest	Total
Balances, December 31, 2015	62,398,303	$9,799,319	4,884,859	$248,994	$3,873,710	$(12,092,077)	$602,206	$2,432,152
Issuance of common stock and warrants for cash	2,120,558	241,265	-	-	182,845	-	-	424,110
Stock-based compensation	-	-	-	-	117,415	-	-	117,415
Cashless exercise of a warrant	2,916,666	-	-	-	-	-	-	-
Conversion of Series A preferred shares to common	4,428,791	225,646	(4,428,791)	(225,646)	-	-	-	-
Contribution by non-controlling interest holder	-	-	-	-	-	-	75,000	75,000
Distribution to non-controlling interest holder							(75,000)	(75,000)
Net loss	-	-	-	-	-	(1,469,480)	(203,299)	(1,672,779)
Balances, June 30, 2016	71,864,318	$10,266,230	456,068	$23,348	$4,173,970	$(13,561,557)	$398,907	$1,300,898

See notes to condensed unaudited consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 1 –BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

Basis of Presentation

Southern Concepts Restaurant Group, Inc. (“SCRG”), a Colorado corporation, together with its subsidiaries (collectively the “Company”) develops and operates full-service restaurants and a fast casual restaurant.  SCRG was formed on January 29, 2008. The Company, on March 9, 2015, with the approval of a majority of the Company’s shareholders, changed its name from Bourbon Brothers Holding Corporation to Southern Concepts Restaurant Group, Inc. As of June 30, 2016, the Company operates three of its Southern Hospitality branded restaurants in Denver, Lone Tree and Colorado Springs, Colorado. The Company has developed a fast casual concept, in which the Company opened its first fast casual restaurant, Carve Barbecue in November 2015.

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
Carve BBQ Glendale, LLC (“CARVEG”)
Southern Hospitality Southern Kitchen Colorado Springs, LLC (“SHSK”)
Bourbon Brothers Holding Company, LLC (“BBHCLLC”)
Bourbon Brothers Restaurant Group, LLC (“BBRG”)

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by U.S. generally accepted accounting principles for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Management's Plans

During 2016, the Company is exploring options for growth for the Company’s two brands, Southern Hospitality and Carve Barbecue.  Specifically, the Company is looking at building the Southern Hospitality growth model on the footprint and profitability similar to its Southern Hospitality Lone Tree location, with real estate between 4,000 to 5,000 square feet.  In regards to the Carve model, the Company is identifying real estate partners and locations for its 2,500 square feet footprint.   The Company's continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing.  The Company believes that its focus on the individual store performances reflect an ongoing effort to curb costs within food and labor, while also pursuing marketing activities to increase revenues during the remainder of 2016 at all restaurant locations while also curtailing expenses at the corporate level.

The accompanying interim unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $0.7 million, $1.7 million, $1.0 million and $1.9 million for the three and six month periods ended June 30, 2016 and 2015, respectively, and has an accumulated deficit of approximately $13.6 million at June 30, 2016. The interim unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies many aspects of accounting for share-based payment transactions under ASC Topic 718, Compensation - Stock Compensation, including income tax consequences, classification of awards as either equity or liability, forfeiture rate calculations and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Accounting Standards: (continued)
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
NOTE 3 – INTANGIBLE ASSETS

Intangible assets at June 30, 2016, represent franchise license costs for the Denver restaurant (net of accumulated amortization of $16,875). Amortization expenses of $1,250 and $2,500 have been recorded for the three and six month periods ended June 30, 2016 and 2015. Amortization expense for the next five years and thereafter is estimated to be as follows:

Year ending
2016 (remainder of year)	$2,500
2017	5,000
2018	5,000
2019	5,000
2020	5,000
Thereafter	10,625
$33,125

The Company licenses the rights to the trademark “Bourbon Brothers” and certain intellectual property, as defined, from a related party, Hospitality Income & Asset, LLC (“HIA”) previously Bourbon Brothers LLC), for use in the Company’s business operations. HIA has granted an exclusive license to use and to sublicense the tradename and intellectual property for an initial ten-year term. The agreement shall automatically renew for additional terms of ten-years each without any action required by either party. This license agreement does not require the payment of royalties or any other consideration. The Company is not currently using this trademark in its operations, nor is it contemplated for use in the foreseeable future.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 4 – RELATED PARTY NOTE PAYABLE

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

The related party interest expense on this loan for the three and six months ended June 30, 2016 and 2015 was $33,300, $66,650, $32,500 and $65,000, respectively.  The Company paid $100,000 towards prepayment of this Loan to BB14 at December 31, 2015. During the six months ended June 30, 2016, the Company prepaid an additional $400,000 towards this Loan then recaptured $100,000 for this repayment for a net prepayment during the period of $300,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Commitments:

Franchise agreement

The Company operates its Denver restaurant property under a franchise agreement with the Franchisor under an initial ten-year term, renewable for two additional five-year terms. Pursuant to the franchise agreement, as amended, the Company is to pay royalty fees based on a percentage of gross revenues (2.5%, subject to a monthly floor of $5,000) , plus additional fees and costs for marketing, training, inventory and other franchisor costs. Two shareholders of the Company have personally guaranteed royalty payments to the Franchisor. For the three and six months ended June 30, 2016 and 2015, the Company incurred royalty expense of $43,300, $85,400, $41,000 and $57,700, respectively.

Related Party

In January 2014, the Company entered into a 120 month lease with a related party for its Colorado Springs-based restaurant. The Company pays $33,424 per month escalating by approximately 10% every 60 months.

Contingencies:

From time to time, the Company may become party to litigation and other claims in the ordinary course of business. To the extent that such claims and litigation arise, management provides for them if upon the advice of counsel, losses are determined to be both probable and estimable.

NOTE 6 – EQUITY

Common stock:

The Company issued 956,775 common shares of stock for proceeds of $191,355 between April 1, 2016 and June 30, 2016.  For the period from January 1, 2016 through June 30, 2016, the Company issued 2,120,558 common shares of stock for proceeds of $424,110.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 6 – EQUITY (CONTINUED)

Stock options:

The stock-based compensation cost related to options that have been included as a charge to general and administrative expense in the statements of loss was approximately $35,100, $117,400, $57,000 and $131,200 for the three and six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016 there was approximately $132,800 of unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted-average period of less than five years.  In March 2015, the Company granted options to buy 300,000 shares of common stock to certain members of the Board of Directors. These options required that the Directors be on the Board at the date of exercise.  These Directors are no longer on the Board since March 2016.  In March 2016, the Company determined that this performance condition would no longer be required and that the Company would permit exercise of the options.  This did not have a material impact on the Company's results of operations.

The following tables set forth the activity in the Company's Plan for the six months ended June 30, 2016:

			Weighted
		Weighted	average
	Shares	average	remaining	Aggregate
	under	exercise	contractual	intrinsic
	option	price	life	value
Outstanding at January 1, 2016	2,867,876	$0.30
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(729,707)	0.07
Outstanding at June 30, 2016	2,138,169	0.38	3.03	$-
Exercisable at June 30, 2016	1,497,243	$0.42	3.10	$-

The following table summarizes the activity and value of non-vested options as of and for the six months ended June 30, 2016:

		Weighted
		average
	Number of	grant date
	options	fair value
Non-vested options outstanding at January 1, 2016	1,365,926	$0.18
Granted	-	-
Vested	(725,000)	0.48
Forfeited/cancelled	-	-
Non-vested options outstanding at June 30, 2016	640,926	$0.10

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 6 – EQUITY (CONTINUED)

Warrants:

The following table sets forth the activity regarding warrants for the six months ended June 30, 2016:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value
Outstanding at January 1, 2016	27,717,614	$0.25	2.96
Granted	2,178,554	0.40
Exercised	(5,000,000)
Forfeited/cancelled	(250,000)
Outstanding at June 30, 2016	24,646,168	0.29	2.10	$-
Exercisable at June 30, 2016	24,505,168	$0.29	2.10	$-

The following table sets for the activity regarding non-vested warrants for the six months ended June 30, 2016:

	Non-vested	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Grant Date
	Warrants	Price	Fair Value
Non-vested at January 1, 2016	173,000	$0.18	$0.24
Granted	2,178,554	0.40	$-
Vested	(2,160,554)	0.40	0.00
Forfeited/cancelled	(50,000)	0.50	$0.50
Non-vested at June 30, 2016	141,000	$0.29	$0.35

NOTE 7 – SUBSEQUENT EVENTS

On August 3, 2016, the Company granted options to four members of its Board of Directors to purchase up to 100,000 common shares that vest on March 9, 2017, with an exercise price of $0.05 per share. The Company also amended stock options originally dated January 22, 2014, to accelerate the vesting schedule for 91,214 shares of common stock from August 19, 2017 to August 19, 2016. The Company also granted options for 5,000,000 shares of common stock, with 1,000,000 options vesting immediately followed by 1,000,000 per year for the next four years, with an exercise price of $0.05 per share.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Management’s Discussion and Analysis, we provide a historical and prospective narrative of our general financial condition, results of operations, liquidity and certain other factors that may affect our future results, including:

	Key events and recent developments within our Company;
	Our results of operations for the three and six months ended June 30, 2016 and 2015;
	Our liquidity and capital resources; and
	Any contractual obligations to which we are committed;

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

Results of Operations – Three and Six Months Ended June 30, 2016 and 2015

Revenues

During the three and six months ended June 30, 2016 and 2015, the Company generated approximately $1,980,000, $3,861,000, $1,815,000 and $3,055,000 respectively, in net revenue.  The primary increase in 2016 over 2015 was due to the additional store openings of SHLT and CARVEG which increased 2016 revenues compared to the same period in 2015.

Cost of Revenue – Restaurant Operating Expenses

For the six months ended June 30, 2016 and 2015, the Company’s restaurant operating costs were approximately $2,019,400, $3,951,000, $1,802,700 and $3,070,700, respectively.  The restaurant operating costs was attributable to the four operating restaurants, including the cost of food, alcohol, labor and other costs of the restaurants.

Cost of revenue, comprised of operating expenses at the SHD, SHSK, SHLT and CARVEG restaurants, includes variable expenses that fluctuate with sales volumes for expenses such as food and beverage costs, payroll and franchise fees.  Fixed expenses, such as lease expenses at the restaurant locations, are also included.  The Company is working diligently to align food and beverage costs and payroll margins with industry best practices, while also pursuing marketing activities to increase revenues and streamlining restaurant expenses during the remainder of 2016 at all restaurant locations.

Operating Expenses – General and Administrative and Selling and Marketing

For the three and six months ended June 30, 2016 and 2015, the Company’s operating expenses were approximately $360,700, $860,300, $674,600 and $1,256,000. The operating expenses in 2016 were primarily related to ongoing operations while 2015 included pre-opening expenses for SHLT and CARVEG. The Company’s largest operating expense, excluding restaurant operating expenses, during the three and six months ended June 30, 2016 and 2015, were its general and administrative expenses totaling approximately $289,800, $708,800, $548,900 and $1,108,000. The general and administrative costs are due to ongoing expenses for four restaurant locations primarily, including recurring corporate costs (such as payroll and related expenses).  As part of operating expenses, the Company incurred approximately $71,000, $151,500, $125,700 and $148,000 in selling and marketing expenses during the three and six months ended June 30, 2016 and 2015. The Company expects to incur general and administrative expenses going forward as it continues to grow its operations.  The Company anticipates that its consolidated net loss may continue throughout the remainder of 2016 due to the pursuing of marketing activities to increase revenues and its corporate overhead.

Depreciation and Amortization

For the three and six months ended June 30, 2016 and 2015, the Company’s depreciation and amortization was approximately $161,400, $350,100, $139,400 and $252,200.  Depreciation on fixed assets and amortization of the intangible asset for franchise fees began in February 2013 with the opening of the SH Denver restaurant, the Company’s first restaurant.

Other income (expense)

For the three and six months ended June 30, 2016 and 2015, the Company recognized other expense of approximately $186,000, $372,000, $195,000 and $376,000 consisting of interest expense.  The increase in interest expense comparing year over year was primarily due to the increase in the amount of promissory notes in 2016 compared to 2015.

Liquidity and Capital Resources

As of June 30, 2016, the Company had a working capital deficit of approximately $1,080,000 and had approximately $111,000 of cash.  The Company’s total assets decreased as of June 30, 2016, when compared to December 31, 2015, mostly due to cash used to prepay the related party note payable and to fund an increase in property and equipment for CARVEG.

As noted above, the Company incurred a net loss during the three and six months ended June 30, 2016.  Further, as of June 30, 2016, the Company had an accumulated deficit of approximately $13,562,000.  The Company believes its restaurant revenues from its four restaurants in Denver, Colorado Springs, Lone Tree and Glendale, offset by the overhead of the public company administration, requires the Company to seek additional capital to help fund its operations in the near term.  However, there can be no assurance that additional financing will be available to the Company on reasonable terms, if at all.  The Company’s ability to continue to pursue its plan of operations is dependent upon its ability to increase revenues and/or raise the capital necessary to meet its financial requirements on a continuing basis. The Company’s continued implementation of its business plan is dependent on its future profitability and on additional debt or equity financing, which may not be available in amounts or on terms acceptable to the Company or at all.  If such profitability and/or financing are not available, the Company may need to curtail its operations.  The Company believes the individual store performances reflect an ongoing effort to curb costs within food and labor, while also pursuing marketing activities to increase revenues and streamlining restaurant expenses during the remainder of 2016 at all restaurant locations.

The Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2015, includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.
Liabilities

The Company’s liabilities for notes payable and accrued interest as of June 30, 2016, is approximately $2,441,000 compared to approximately $2,506,600 as of December 31, 2015.  Accounts payable as of June 30, 2016, is approximately $61,000 compared to approximately $256,000 as of December 31, 2015.  Overall, total liabilities decreased due to the payments on notes payables.

Operating Activities

Net cash used in operating activities was approximately $1,053,600 in the six months ended June 30, 2016, as compared to net cash used in operating activities of approximately $1,168,200 in the same period of 2015. The decrease in net cash used in operating activities in 2016 (compared to 2015) was primarily due to the increase in net loss offset by decreases in accounts payable.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2016, was approximately $15,600, as compared to net cash used in investing activities of approximately $1,283,400 for the six months ended June 30, 2015.  Net cash used in investing activities for the six months ended June 30, 2016 and 2015, was primarily the result of cash used for purchases of property and equipment for both periods, including purchases related to new store openings in 2015.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016, was approximately $72,600, compared to net cash provided by financing activities for the six months ended June 30, 2015 of approximately $1,638,000.  Cash used in financing activities in 2016 primarily consisted of payments on long-term debt and related party promissory notes, offset by proceeds from the sale of common stock.

Contractual Cash Obligations

In April 2012, the Company entered into a lease that expires in August 2022, with the option to extend for two, five year periods, and requires lease payments of approximately $15,550 per month for the first year, escalating up to approximately $20,289 per month in the tenth year.

In January 2014, the Company entered into a lease with an arm’s length party for its corporate office. The Company pays approximately $6,000 per month with the lease expiring on December 31, 2016.

In January 2014, the Company entered into a 120 month lease with a related party for its Colorado Springs-based restaurant. The Company pays $33,424 per month escalating by approximately 10% every 60 months.

In July 2014, the Company entered into a ten-year, non-cancellable lease for the restaurant in Lone Tree, Colorado. The lease provides for an initial lease term of ten years with two, five year renewal options. Rent payments are approximately $9,900 per month plus certain common area maintenance charges, and are subject to escalation provisions. This location opened April 27, 2015.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in our internal control over financial reporting, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, that our disclosure controls and procedures were not effective as of June 30, 2016.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual consolidated financial statements or interim unaudited condensed consolidated financial statements will not be prevented or detected on a timely basis

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant and Share Issuances

The Company sold 956,775 shares of common stock and warrants in the quarter. For the period from January 1, 2016 through June 30, 2016, the Company issued 2,120,558 common shares of stock for proceeds of $424,110. The Company sold 56,730 shares of common stock and warrants subsequent to June 30, 2016. These securities were issued in reliance on the exemptions from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
None.

Item 5. OTHER INFORMATION
None.

Item 6.  EXHIBITS
Exhibit Number	Description

3.1	Articles of Incorporation, as amended through March 11, 2016. (1)
3.2	Bylaws, as amended through January 6, 2015. (1)
31.1	Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive and Chief Financial Officer. Filed herewith.
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SARBANES-OXLEY ACT of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

(1)   Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and filed on March 16, 2016.

In accordance with the requirements of Section 13 or 15(d) Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

SOUTHERN CONCEPTS RESTAURANT GROUP, INC.

Date: August 12, 2016	By:	/s/ James J. Fenlason
James J. Fenlason, CEO and CFO